Form 10-Q
period 2012-10-31
MOBILE GAMING INTERNATIONAL CORP
filed 2012-12-14
CIK 1556753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-184026

Mobile Gaming International Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-1679428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Casa James, Callevenus, Playa Del Sol, Estepona, Marbella, Spain 29680
(Address of principal executive offices)

00353-894624880
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 10, 2012, there were 2,002,000 shares of the issuer’s common stock, par value $0.001, outstanding.

MOBILE GAMING INTERNATIONAL, CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus under Rule 424(B)(2) filed with the SEC on December 10, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2013.

MOBILE GAMING INTERNATIONAL CORP.

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception on April 22, 2008 through October 31, 2012

MOBILE GAMING INTERNATIONAL CORP. (A Development Stage Company) Condensed Balance Sheets

	October 31,	July 31
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$9,127	$19,307
Prepaid expenses	530	709
Total Current Assets	9,657	20,016

TOTAL ASSETS	$9,657	$20,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Due to related party	3,235	3,235
Total Current Liabilities	3,235	3,235

TOTAL LIABILITIES	3,235	3,235

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.001, 75,000,000 shares authorized, 2,002,000 shares issued and outstanding	2,002	2,002
Additional paid-in capital	18,018	18,018
Deficit accumulated during the development stage	(13,598)	(3,239)
Total Stockholders’ Equity	6,422	16,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,657	$20,016

The accompanying condensed notes are an integral part of these condensed financial statements.

MOBILE GAMING INTERNATIONAL CORP. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three Months Ended October 31,		Cumulative From Inception on April 22, 2008 to July 31,
	2012	2011	2012

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	859	-	943
Professional fees	9,500	-	12,655
Total Operating Expenses	10,359	-	13,598

OTHER INCOME AND EXPENSE	-	-	-

NET LOSS	$(10,359)	$(0.00)	$(13,598)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	2,002,000	2,000

The accompanying condensed notes are an integral part of these condensed financial statements.

MOBILE GAMING INTERANTIONAL CORP. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended October 31,		Cumulative From Inception on April 22, 2008 to October 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,359)	$-	$(13,598)
Changes in operating assets and liabilities:
Prepaid expenses	179	-	(530)
Net cash used in operating activities	(10,180)	-	(14,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	-	3,235
Issuance of common stock for cash	-	-	20,020
Net cash provided by financing activities	-	-	23,255

Net increase(decrease) in cash and cash equivalents	(10,180)	-	9,127

Cash and cash equivalents - beginning of period	19,307	-	-

Cash and cash equivalents - end of period	$9,127	$-	$9,127

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these condensed financial statements.

MOBILE GAMING INTERNATIONAL CORP.

(A Development Stage Company)

Notes to Condensed Financial Statements

October 31, 2012

(Unaudited)

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2012 audited financial statements.  The results of operations for the period ended October 31, 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915 “Development Stage Entities.”  The Company is devoting substantially all of its efforts to development of business plans.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $9,127 and $19,307 in cash and cash equivalents at October 31, 2012 and July 31, 2012, respectively.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value because of their immediate or short term maturity.

Start-Up Costs

In accordance with ASC 720, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Loss Per Share of Common Stock

The Company has adopted ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.”  Revenue will consist of smartphone application monthly subscription fees and advertising and will be recognized only when all of the following criteria have been met:

i)         Persuasive evidence for an agreement exists;

ii)        Service has been provided;

iii)       The fee is fixed or determinable; and

iv)       Revenue is reasonably assured.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 75,000,000 common shares, with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (April 22, 2008) to October 31, 2012, the Company has issued 2,002,000 common shares at $0.01 per share for $20,020 in cash, being $2,002 for par value shares and $18,018 for capital in excess of par value.  There were 2,002,000 common shares issued and outstanding at October 31, 2012 and July 31, 2012.  Of these shares, 2,002,000 were issued to officers and a director of the Company.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 – DUE TO RELATED PARTY

As at October 31, 2012 and July 31, 2012, the Company was obligated to an officer, who is also a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $3,235 and $3,235 respectively.

NOTE 5 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at October 31, 2012, the Company has a loss from operations of $10,359 an accumulated deficit of $13,598 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2013.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6 -  SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Prospectus, Form 424(B)(2), as filed on December 10, 2012.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Mobile Gaming International,” “we,” “us,” or “our” are to Mobile Gaming International Corp.

Results of Operations

We have generated no revenues since inception and have incurred $10,359 in expenses through October 31, 2012.

The following table provides selected financial data about our company for the period ended October 31, 2012 and the year ended July 31, 2012.

Balance Sheet Date	10/31/12	7/31/12

Cash	$9,127	$19,307
Total Assets	$9,657	$20,016
Total Liabilities	$3,235	$3,235
Stockholders’ Equity	$6,422	$16,781

Plan of Operation

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2012.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Prospectus offering filed December 10, 2012.  No shares have been sold under this Offering as of the date of this Report.

Mobile Gaming International is a development stage company that has no active operations, no revenue, no financial backing and limited assets.  Our plan is to develop and market mobile smartphone and tablet applications.  Our first application will be an electronic prescription application for the medical, dental and veterinarian fields called Quickprescribe.

During the first year of operations, the 12 month period from the date of this report, Mobile Gaming International will concentrate on finding the required investment capital, apply to get its common stock listed on an Over-the-Counter Bulletin Board (OTCBB), finalize its Quickprescribe.com website, develop its Quickprescribe application, prospect for clients, and market our application.

Following completion of our Offering, we will immediately contract out development of our Quickprescribe application.  We will also finalize construction of our dedicated Quickprescribe website (http://www.quickprescribe.com).  The website’s content will utilize SEO (Search Engine Optimization) to distribute our message on helping the medical, dental, and veterinarian fields more easily prescribe medications for their clients.  The site will comprise of a minimum of 5,000 words and be constructed on a content-managed ‘Joomla’ platform.  A budget will also be set aside for a targeted Google adwords and banner advertising campaign.  A stylish direct mail piece will also be produced highlighting our services and targeted to professionals fitting our demographic.  Introductory offers will also be incorporated into our website, banner advertising, and direct mail marketing to improve response.

We anticipate that development of the website will take approximately one month and development and testing of our Quickprescribe application will take six months.  In months five and six we will also begin our advertising and marketing to source prospective clients through our SEO, adwords, banner advertising, and direct mail strategies.  We will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on the medical, dental, and veterinarian professionals.  We will not begin development of our Quickprescribe application and marketing of our services until after the close of our Offering.

In the event that we are unable to raise sufficient funds from our Offering, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Mobile Gaming International.

During the first year of operations, our officers and directors will also provide their labor at no charge.  We do not anticipate hiring any staff during the first 12 months of operation, and will rely on the services of an outside contractor for the development of our Quickprescribe application.

At present, we only have enough cash on hand to cover the completion of our Offering.  If we do not raise sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either the money that we raise from our Offering, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

We have no plans to undertake any product research and development during the next 12 months.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have not generated revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we only have enough cash on hand to cover the completion of our Offering.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Mobile Gaming International.  During the first year of operations, our officers and directors will also provide their labor at no charge.

If we are unable to meet our needs for cash from either the money that we raise from our Offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our Offering.  We cannot guarantee that we will be able to sell all the shares.

Our officers have verbally agreed to advance an unspecified amount of funds as needed for the twelve month period, August 1, 2012 to July 31, 2013 to assist in start-up operations, in the event that the Company raises only a portion or none of the Offering amount.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $20,020 through the sale of common stock to Francis Ciganek, who purchased 2,000 and 1,000,000 shares of common stock at $0.01 on April 25, 2008 and May 15, 2012 respectively; and, Iris Hill, who purchased 1,000,000 shares of common stock on June 22, 2012 at $0.01.  Our financial statements from inception (April 22, 2008) through the period ended October 31, 2012, reported no revenues and a net loss of $13,598.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended October 31, 2012.

On September 21, 2012, the Company filed a registration statement on Form S-1, containing a Prospectus for the sale of 6,000,000 shares of the Company’s common stock at $0.01 per share.  That Prospectus was declared effective December 7, 2012, and as of December 10, 2012, the Company has not sold any shares of common stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.      Description

31.1 / 31.2       Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2       Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*         XBRL Instance

101.SCH*        XBRL Taxonomy Extension Schema

101.CAL*        XBRL Taxonomy Extension Calculations

101.DEF*        XBRL Taxonomy Extension Definitions

101.LAB*        XBRL Taxonomy Extension Labels

101.PRE*        XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILE GAMING INTERNATION CORP.
(Registrant)

Dated: December 14, 2012	/s/ Iris Hill
Iris Hill
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)