Form 10-Q
period 2012-12-31
MOBILE GAMING INTERNATIONAL CORP
filed 2013-03-14
CIK 1556753

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

As of February 28, 2013, there were 4,752,000 shares of the issuer’s common stock, par value $0.001, outstanding.

MOBILE GAMING INTERNATIONAL, CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

MOBILE GAMING INTERNATIONAL CORP.

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception on April 22, 2008 through January 31, 2013

MOBILE GAMING INTERNATIONAL CORP. (A Development Stage Company) Condensed Balance Sheets

	January 31, 2013	July 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$20,603	$19,307
Prepaid expenses	351	709
Total Current Assets	20,954	20,016

TOTAL ASSETS	$20,954	$20,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	5,062	-
Due to related party	3,235	3,235
Total Current Liabilities	8,297	3,235

TOTAL LIABILITIES	8,297	3,235

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.001, 75,000,000 shares authorized, 3,902,000 and 2,002,000 shares issued and outstanding, respectively	3,902	2,002
Additional paid-in capital	35,118	18,018
Deficit accumulated during the development stage	(26,363)	(3,239)
Total Stockholders’ Equity	12,657	16,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,954	$20,016

The accompanying notes are an integral part of these condensed financial statements.

MOBILE GAMING INTERNATIONAL CORP. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Cumulative From Inception on April 22, 2008 to January 31, 2013

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	203	-	1,062	-	1,146
Professional fees	12,562	-	22,062	-	25,217
Total Operating Expenses	12,765	-	23,124	-	26,363

OTHER INCOME AND EXPENSE	-	-	-	-	-

NET LOSS	$(12,765)	$(0.00)	$(23,124)	$(0.00)	$(26,363)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	2,329,174	2,000	2,135,696	2,000

The accompanying notes are an integral part of these condensed financial statements.

MOBILE GAMING INTERANTIONAL CORP. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Cumulative From Inception on April 22, 2008 to January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,124)	$-	$(26,363)
Changes in operating assets and liabilities:
Prepaid expenses	358	-	(351)
Accounts Payable	5,062		5,062
Net cash used in operating activities	(17,704)	-	(21,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	-	3,235
Issuance of common stock for cash	19,000	-	39,020
Net cash provided by financing activities	19,000	-	42,255

Net increase(decrease) in cash and cash equivalents	1,296	-	20,603

Cash and cash equivalents - beginning of period	19,307	-	-

Cash and cash equivalents - end of period	$20,603	$-	$20,603

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2012 audited financial statements.  The results of operations for the period ended January 31, 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $20,603 and $19,307 in cash and cash equivalents at January 31, 2013 and July 31, 2012, respectively.

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

Share Issuance

Since inception (April 22, 2008) to January 31, 2013, the Company has issued 3,902,000 common shares at $0.01 per share for $39,020 in cash. There were 3,902,000 and 2,002,000 common shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively.  Of these shares, 2,002,000 were issued to officers and a director of the Company.

As of January 31, 2013, the Company issued 1,900,000 common shares to unaffiliated investors at $0.01 per share, resulting in total cash proceeds of $19,000.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 – DUE TO RELATED PARTY

As at January 31, 2013 and July 31, 2012, the Company was obligated to an officer, who is also a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $3,235 and $3,235 respectively.

NOTE 5 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at January 31, 2013, the Company has a loss from operations of $23,124 an accumulated deficit of $26,363 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2013.

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

NOTE 6 -  SUBSEQUENT EVENTS

Subsequent to January 31, 2013, the Company received cash in the amount of $8,500 for 850,000 common shares issued to unaffiliated investors at $0.01 per share in connection with its current public offering.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

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

All references in this Form 10-Q to the “Company,” “Mobile Gaming International,” “we,” “us,” or “our” are to Mobile Gaming International Corp.

Results of Operations

We have generated no revenues since inception and have incurred $23,124 in expenses through January 31, 2013.

The following table provides selected financial data about our company for the period ended January 31, 2013 and the year ended July 31, 2012.

Balance Sheet Date	01/31/13	7/31/12

Cash	$20,603	$19,307
Total Assets	$20,954	$20,016
Total Liabilities	$8,297	$3,235
Stockholders’ Equity	$12,657	$16,781

Plan of Operation

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2012.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Prospectus offering filed December 10, 2012.  We have sold 2,750,000 shares, to thirty one unaffiliated investors, for $27,500 under this Offering as of the date of this report.

Here’s how we intend to allocate the capital raised from our current offering:

Expenditure Item	100%	50%	25%
Professional Fees	$ 10,500	$ 10,500	$ 10,500
Smartphone Application Development	20,000	15,000	3,500
Advertising & Marketing	15,000	2,500	-
Office and Miscellaneous Expenses	5,000	2,000	1,000
Working Capital	9,500	-	-
Total	$ 60,000	$ 30,000	$ 15,000

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

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our Offering.   As of February 28, 2013, we raised $27,500 from the sale of 2,750,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-184026, which became effective on December 7, 2012.  We cannot guarantee that we will be able to sell all the shares.  The money raised will be applied to the items set forth in this plan of operation.

Our officers have verbally agreed to advance an unspecified amount of funds as needed for the twelve month period, February1, 2013 to January 31, 2014 to assist in start-up operations, in the event that the Company raises only a portion or none of the Offering amount.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $20,020 through the sale of common stock to Francis Ciganek, who purchased 2,000 and 1,000,000 shares of common stock at $0.01 on April 25, 2008 and May 15, 2012 respectively; and, Iris Hill, who purchased 1,000,000 shares of common stock on June 22, 2012 at $0.01.  Our financial statements from inception (April 22, 2008) through the period ended January 31, 2013, reported no revenues and a net loss of $13,598.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended January 31, 2013.

On September 21, 2012, the Company filed a registration statement on Form S-1, containing a Prospectus for the sale of 6,000,000 shares of the Company’s common stock at $0.01 per share.  That Prospectus was declared effective December 7, 2012, and as of February 28, 2013, the Company has sold 2,750,000 shares of common stock, raising $27,500.

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

MOBILE GAMING INTERNATION CORP.
(Registrant)

Dated: March 14, 2013	/s/ Iris Hill
Iris Hill
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)