Form 10-Q
period 2013-04-30
MOBILE GAMING INTERNATIONAL CORP
filed 2013-06-12
CIK 1556753

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 4, 2013, there were 4,752,000 shares of the issuer’s common stock, par value $0.001, outstanding.

MOBILE GAMING INTERNATIONAL, CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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

MOBILE GAMING INTERNATIONAL CORP.

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception on April 22, 2008 through April 30, 2013

MOBILE GAMING INTERNATIONAL CORP. (A Development Stage Company) Condensed Balance Sheets

	April 30, 2013	July 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$5,646	$19,307
Prepaid expenses	172	709
Total Current Assets	5,818	20,016

TOTAL ASSETS	$5,818	$20,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable	100	-
Due to related party	3,235	3,235
Total Current Liabilities	3,335	3,235

TOTAL LIABILITIES	3,335	3,235

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.001, 75,000,000 shares authorized, 4,752,000 and 2,002,000 shares issued and outstanding, respectively	4,752	2,002
Additional paid-in capital	42,768	18,018
Deficit accumulated during the development stage	(45,037)	(3,239)
Total Stockholders’ Equity	2,483	16,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,818	$20,016

The accompanying notes are an integral part of these condensed financial statements.

MOBILE GAMING INTERNATIONAL CORP. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three Months Ended April 30,		Nine Months Ended April 30,		Cumulative From Inception on April 22, 2008 to April 30,
	2013	2012	2013	2012	2013

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	223	-	1,285	-	1,369
Professional fees	18,451	639	40,513	639	43,668
Total Operating Expenses	18,674	639	41,798	639	45,037

OTHER INCOME AND EXPENSE	-	-	-	-	-

NET LOSS	$(18,674)	$(639)	$(41,798)	$(639)	$(45,037)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.32)	$(0.01)	$(0.32)

Basic and Diluted Weighted Average Common Shares Outstanding	4,652,000	2,000	2,976,176	2,000

The accompanying notes are an integral part of these condensed financial statements.

MOBILE GAMING INTERANTIONAL CORP. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended April 30,		Cumulative From Inception on April 22, 2008 to April 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,798)	$(639)	$(45,037)
Changes in operating assets and liabilities:
Prepaid expenses	537	-	(172)
Accounts Payable	100		100
Net cash used in operating activities	(41,161)	(639)	(45,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	739	3,235
Issuance of common stock for cash	27,500	-	47,520
Net cash provided by financing activities	27,500	739	50,755

Net increase (decrease) in cash and cash equivalents	(13,661)	100	5,646

Cash and cash equivalents - beginning of period	19,307	-	-

Cash and cash equivalents - end of period	$5,646	$100	$5,646

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2012 audited financial statements.  The results of operations for the period ended April 30, 2013 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $5,646 and $19,307 in cash and cash equivalents at April 30, 2013 and July 31, 2012, respectively.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value because of their immediate or short term maturity.

Start-Up Costs

In accordance with ASC 720, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Loss Per Share of Common Stock

The Company has adopted ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At April 30, 2013 and 2012, no potentially dilutive shares were issued or outstanding.

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

Share Issuance

Since inception (April 22, 2008) to April 30, 2013, the Company has issued 4,752,000 common shares at $0.01 per share for $47,520 in cash. There were 4,752,000 and 2,002,000 common shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively.  Of these shares, 2,002,000 were issued to officers and a director of the Company.

As of April 30, 2013, the Company issued 2,750,000 common shares to unaffiliated investors at $0.01 per share, resulting in total cash proceeds of $27,500.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 – DUE TO RELATED PARTY

As at April 30, 2013 and July 31, 2012, the Company was obligated to an officer, who is also a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $3,235 and $3,235, respectively.

NOTE 5 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at April 30, 2013, the Company has a loss from operations of $41,798, an accumulated deficit of $45,037 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2013.

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

All references in this Form 10-Q to the “Company,” “Mobile Gaming International,” “we,” “us,” or “our” are to Mobile Gaming International Corp.

Results of Operations

We have generated no revenues since inception and have incurred $45,037 in expenses through April 30, 2013.

The following table provides selected financial data about our company for the period ended April 30, 2013 and the year ended July 31, 2012.

Balance Sheet Date	04/30/13	7/31/12

Cash	$5,646	$19,307
Total Assets	$5,818	$20,016
Total Liabilities	$3,335	$3,235
Stockholders’ Equity	$2,483	$16,781

Plan of Operation

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2012.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.  We sold 2,750,000 shares, to thirty one unaffiliated investors, for $27,500 under a prospectus offering which became effective December 7, 2012.  This offering was closed on February 28, 2013.  As of April 30, 2013, the Company had $5,646 in cash on hand.

Mobile Gaming International is a development stage company that has limited active operations, no revenue, no financial backing and limited assets.  Our plan is to develop and market mobile smartphone and tablet applications.  Our first application will be an electronic prescription application for the medical, dental and veterinarian fields called Quickprescribe.

We have contracted out development of our Quickprescribe application.  We will also finalize construction of our dedicated Quickprescribe website (http://www.quickprescribe.com).  The website’s content will utilize SEO (Search Engine Optimization) to distribute our message on helping the medical, dental, and veterinarian fields more easily prescribe medications for their clients.  The site will comprise of a minimum of 5,000 words and be constructed on a content-managed ‘Joomla’ platform.

We anticipate that development of the website will take approximately one month.  We plan to  develop and test our Quickprescribe application also look at advertising and marketing to source prospective clients through our SEO, adwords, banner advertising, and direct mail strategies.  We will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on the medical, dental, and veterinarian professionals.  We will not begin development of our Quickprescribe application and marketing of our services until we will try to raise additional funds from a second public offering, a private placement, or loans.  Except for the verbal offer to advance funds by our directors (See, Liquidity and Capital Resources, below), we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.  If we are unsuccessful in raising additional funds, we will have to suspend or cease operations. .

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

We will require additional funds to operate for the next year.

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

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

To meet our need for cash, we raised money from our recent public offering.  We raised $27,500 from the sale of 2,750,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-184026, which became effective on December 7, 2012.  The offering was closed on February 28, 2013.  We cannot guarantee that we will be able to sell all the shares.

Our officers have verbally agreed to advance an unspecified amount of funds as needed to assist in start-up operations, in the event that the Company raises only a portion or none of the Offering amount.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $20,020 through the sale of common stock to Francis Ciganek, who purchased 2,000 and 1,000,000 shares of common stock at $0.01 on April 25, 2008 and May 15, 2012 respectively; and, Iris Hill, who purchased 1,000,000 shares of common stock on June 22, 2012 at $0.01.  Our financial statements from inception (April 22, 2008) through the period ended April 30, 2013, reported no revenues and a net loss of $45,037.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended April 30, 2013.

On September 21, 2012, the Company filed a registration statement on Form S-1, containing a Prospectus for the sale of 6,000,000 shares of the Company’s common stock at $0.01 per share.  That Prospectus was declared effective December 7, 2012, and closed on February 28, 2013.  The Company has sold 2,750,000 shares of common stock, raising $27,500.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.      Description

31.1                 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1                 Rule 1350 Certification of Principal Executive and Financial Officer

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

MOBILE GAMING INTERNATION CORP.
(Registrant)

Dated: June 12, 2013	/s/ Iris Hill
Iris Hill
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)