Form 10-K
period 2013-07-31
MOBILE GAMING INTERNATIONAL CORP
filed 2013-10-29
CIK 1556753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-184026

3D PIONEER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1679428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Casa James Callevenus, Playa Del Sol, Estepona, Marbella, Spain	29680
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 00353-894624880

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [   ]     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2013, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

76,032,000 as of October 25, 2013

DOCUMENTS INCORPORATED BY REFERENCE

None.

.

Part I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “3D Pioneer,” “3D Pioneer Systems,” “we,” “us” or “our” are to 3D Pioneer Systems, Inc.

Item 1.     Business.

Description of Business

Business Development

We were incorporated in the State of Nevada on April 22, 2008 and our fiscal year end is July 31. Effective October 14, 2013 we change our name from Mobile Gaming International Corp. to 3D Pioneer Systems, Inc. The company's administrative address is, Casa James, 29680 Callevenus, Playa Del Sol, Estepona, Marbella, Spain 29680. The telephone number is 00353-894624880.

3D Pioneer Systems, Inc. has no revenues, and has only limited cash on hand.  We have sustained losses since inception and have relied solely upon the sale of our securities and loans from our corporate officers and directors for funding.

3D Pioneer has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

 Principal Products, Services and Their Markets

3D Pioneer Systems, Inc. plans to develop and market applications for mobile smartphones and tablets.  The first application that the Company is planning to develop and introduce is an electronic prescription application called Quickprescribe.

The mobile application will transmit and receive electronic prescriptions.  After writing a prescription the user can save the drug and the specific way it was prescribed to a favorites list for faster future prescribing.  Users will be able to send prescriptions and receive refill notices without annoying and time consuming phone calls and faxes.  Quickprescribe will be preloaded with over 3,500 FDA approved medications including available dosages.

It will be supported by our Quickprescribe website (http://quickprescribe.com) for fast, easy and secure patient data entry.  Patient ID, name, phone number, address, birth date, gender, and notes can be entered and loaded into the database and wirelessly synced to your smartphone at any time or the patient data can also be entered manually into the phone.  Quickprescribe will use encryption technology to ensure the security and safety of all personal data stored on the smartphone.  Secure log-in provides peace of mind in the event of a lost phone.

If access to a Wi-Fi or cellular data connection is not available you can still write a prescription and save it, for sending when access is available.

The Company’s target demographic will be medical, dental, and veterinarian professionals.  We will attempt to reach our target market by attending association meetings and trade shows.  We will also advertise in medical, dental, and veterinarian trade journals as well as email blasts using purchased email lists.

Distribution Methods

Users will be able to download the Quickprescribe application from the apple, android and blackberry app stores.

Status of Publicly Announced New Products or Services

3D Pioneer Systems currently has no new publicly announced products or services.  The first mobile smartphone and tablet application that we will development and market will be an electronic prescription application called Quickprescribe.

Competitive Business Conditions and Strategy; 3D Pioneer System’s Position in the Industry

3D Pioneer intends to establish itself as a competitive company in the already existing realm of mobile smartphone and tablet applications.  3D Pioneer’s main competitors will be firms offering similar services and applications. There is a wide spectrum of companies and individuals that offer mobile smartphone applications. Companies providing similar services include but are not limited to: Orbital Technologies, Mobile Development Services, Persource, Cygnis Media, and Immersion Labs.

In terms of direct competition for our first application, Quickprescribe, the following are similar applications: RcopiaMini by DrFirst and mRx by Happtique.  Our strategy will be to offer an application that is cost competitive, loaded with features, and is very user friendly.  The field of mobile smartphone and tablet applications although relatively new has many established and new competitors, as there is no barrier to entry.

Talent Sources and Names of Principal Suppliers

3D Pioneer will be seek out and enter into a consulting agreement to develop our Quickprescribe application.  We have not currently identified any developers thus far.

Dependence on one or a few major customers

3D Pioneer’s business plan targets medical, dental and veterinarian professionals.  It would be dependent on finding clients that fit this profile to succeed.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than the requirement to have a business license for the areas in which we conduct business.  However, the Company may be subject to certain regulations in the future, as indicated herein and in the Risk Factors section, below.

HIPAA privacy and security standards

In connection with planned business, we may handle and have access to personal health information on behalf of our customers.  Accordingly, in the United States, we may be subject to HIPAA and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers engaged in electronic transactions, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information.  The American Recovery and Reinvestment Act of 2009 included sweeping expansion of HIPAA’s privacy and security standards as reflected in the HITECH Act.  Among other things, the new law makes certain HIPAA privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity.  HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.  Most of our customers are covered entities under HIPAA and, to the extent that we handle personal health information on their behalf, we are their “business associates” and are subject to HIPAA and associated contractual obligations, as well as comparable state privacy and security laws.

In addition, we are subject to privacy and security regulations in other jurisdictions.  For example, the EU adopted the DPD imposing strict regulations and establishing a series of requirements regarding the storage of personally identifiable information on computers or recorded on other electronic media.  This has been implemented by all EU member states through national laws. DPD provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when receiving personal data from any of the EU member states. Similarly, Canada’s Personal Information and Protection of Electronic Documents Act provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector and sets out ground rules for how private sector organizations may collect, use and disclose personal information in the course of commercial activities.

These statutes, regulations and contractual obligations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply, and subject us to material liability and other adverse impacts to our business in the event we fail to do so. These include, without limitation, civil fines, criminal sanctions in certain circumstances, contractual liability to our customer, and damage to our brand and reputation. We endeavor to mitigate these risks through measures we believe to be appropriate for the specific circumstances, including storing personal data under our control on password-protected systems in secure facilities, counseling our customers as to best practices in using our solutions, and encrypting such information.

Medical device regulation

The FDA regulates certain products, including software-based products, as “medical devices” based, in part, on the intended use of the product and the risk the device poses to the patient should the device fail to perform properly. Although we have concluded that our products are general-purpose communication devices not subject to FDA regulation, either the FDA could disagree with our conclusion or changes in our product or the FDA’s evolving regulations could lead to the imposition of medical device regulation on our products. In this event, we would be subject to extensive regulatory requirements, including the expense of compliance with Medical Device Reporting and Quality System regulation and the potential of liability for failure to comply, and we could be required to obtain 510(k) clearance or premarket approval of our products from the FDA prior to commercial distribution. Further, we would be subject to the 2.3% excise tax that became applicable to medical devices beginning January 2013.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Number of Employees

3D Pioneer Systems has no employees.  The officer and director is donating her time to the development of the company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues.  We have no other employees, and do not foresee hiring any additional employees in the near future.  We will be engaging an independent contractor to develop our smartphone and tablet applications.

Reports to Security Holders

We will voluntarily make available an annual report including audited financials on Form 10-K to security holders.  We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports and other electronic information regarding 3D Pioneer Systems, Inc. (formerly Mobile Gaming International Corp.) and filed with the SEC at http://www.sec.gov.

Item 1A.   Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

3D Pioneer System Inc.’s principal business and corporate address is Casa James, 29680 Callenvenus, Playa Del Sol, Estepona, Marbella, Spain 29680; the telephone number is 00353-894624880.  The space is being provided by management on a rent free basis.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings.

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol “MBGI”.  Our stock was approved for quotation on the OTCBB on April 19, 2013.  However, as of July 31, 2013 our stock had not traded.

As of October 15, 2013, we had 36 shareholders of record of our common stock and 76,032,000 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Effective October 14, 2013, the Company effected a 16 for 1 forward split of its common stock, under which each shareholder of record received sixteen (16) new shares of the Corporation’s common stock for every one (1) old share outstanding. Since inception (April 22, 2008) to July 31, 2013, all shares have been retroactively adjusted to give effect to the 16 for 1 forward split.

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2013, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2013.

We sold 44,000,000 shares at $0.000625 per share for total proceeds of $27,500, under our S-1 offering.  The offering was effective on December 7, 2012 and closed on February 28, 2013.  As of October 15, 2013, we fully used these funds for working capital requirements, mainly professional fees related to regulatory filings.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2013.

Item 6.      Selected Financial Data.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated no revenues since inception and have incurred $48,624 in expenses from inception (April 22, 2008) through July 31, 2013.

The following table provides selected financial data about our company for the year ended July 31, 2013 and 2012.

Balance Sheet Date	7/31/13	7/31/12

Cash	$2,231	$19,307
Total Assets	$2,231	$20,016
Total Liabilities	$3,335	$3,235
Stockholders’ Equity (Deficit)	$(1,104)	$16,781

Plan of Operation

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.  We sold 44,000,000 shares, to thirty one unaffiliated investors, for $27,500 under a prospectus offering which became effective December 7, 2012.  This offering was closed on February 28, 2013.  As of July 31, 2013, the Company had $2,231 in cash on hand.

3D Pioneer Systems is a development stage company that has limited active operations, no revenue, no financial backing and limited assets.  Our plan is to develop and market mobile smartphone and tablet applications.  Our first application will be an electronic prescription application for the medical, dental and veterinarian fields called Quickprescribe.

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

We anticipate that development of the website will take approximately one month, once we have adequate funds to proceed.  We plan to develop and test our Quickprescribe application also look at advertising and marketing to source prospective clients through our SEO, adwords, banner advertising, and direct mail strategies.  We will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on the medical, dental, and veterinarian professionals.  We will not begin development of our Quickprescribe application and marketing of our services until we will try to raise additional funds from a second public offering, a private placement, or loans.  Except for the verbal offer to advance funds by our directors (See, Liquidity and Capital Resources, below), we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.  If we are unsuccessful in raising additional funds, we will have to suspend or cease operations. .

Our officer and director will also provide labor at no charge.  We do not anticipate hiring any staff during the first 12 months of operation, and will rely on the services of an outside contractor for the development of our Quickprescribe application, when funds are available.

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

We will require additional funds to operate for the next year and to develop our planned business development. We feel we will need at least $25,000 for professional fees for the next 12-months related to your regulatory filing requirements.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and 3D Pioneer Systems.  During the first year of operations, our officers and directors will also provide their labor at no charge.

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

Liquidity and Capital Resources

To meet our need for cash, we raised money from our recent public offering.  We raised $27,500 from the sale of 44,000,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-184026, which became effective on December 7, 2012.  The offering was closed on February 28, 2013.  As of filing this report, we have used all our funds from our offering and do not have sufficient funds to finance our regulatory requirements for the next 12-months.  We feel we need a minimum of $25,000 to cover general operating expenses for working capital requirements, for the next 12 months.

Our sole officer and director has verbally agreed to advance an unspecified amount of funds as needed to assist in start-up operations.  As of July 31, 2013, we owe her $3,235.

Our financial statements from inception (April 22, 2008) through the period ended July 31, 2013, reported no revenues and a net loss of $48,624.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

3D PIONEER SYSTEMS, INC.

(formerly Mobile Gaming International Corp.)

 (A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

From Inception on April 22, 2008 through July 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

3D Pioneer Systems, Inc. (formerly Mobile Gaming International Corp)

We have audited the accompanying balance sheet of 3D Pioneer Systems, Inc. (formerly Mobile Gaming International Corp) (the Company) as of July 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the cumulative period from April 22, 2008 (date of inception) through July 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of 3D Pioneer Systems, Inc. (formerly Mobile Gaming International Corp) as of July 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from April 22, 2008 (date of inception) through July 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company had accumulated losses of $48,624 for the period from inception through July 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

October 29, 2013

3D PIONEER SYSTEMS, INC. (formerly Mobile Gaming International Corp.) (A Development Stage Company) Balance Sheets

	July 31, 2013	July 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$2,231	$19,307
Prepaid expenses	-	709
Total Current Assets	2,231	20,016

TOTAL ASSETS	$2,231	$20,016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	100	-
Due to related party	3,235	3,235
Total Current Liabilities	3,335	3,235

TOTAL LIABILITIES	3,335	3,235

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, par value $0.01, 200,000,000 shares authorized, 76,032,000 and 32,032,000 shares issued and outstanding, respectively	760,320	320,320
Capital deficiency	(712,800)	(300,300)
Deficit accumulated during the development stage	(48,624)	(3,239)
Total Stockholders’ Equity (Deficit)	(1,104)	16,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,231	$20,016

The accompanying notes are an integral part of these financial statements.

3D PIONEER SYSTEMS, INC. (formerly Mobile Gaming International Corp.) (A Development Stage Company) Statements of Operations
	Year Ended July 31, 2013	Year Ended July 31, 2012	Cumulative From Inception on April 22, 2008 to July 31, 2013

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	1,482	84	1,566
Professional fees	43,903	639	47,058
Total Operating Expenses	45,385	723	48,624

OTHER INCOME AND EXPENSE	-	-	-

NET LOSS	$(45,385)	$(723)	$(48,624)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	54,780,496	5,190,464

The accompanying notes are an integral part of these financial statements.

3D PIONEER SYSTEMS, INC.

(formerly Mobile Gaming International Corp.)

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From Inception on April 22, 2008 through July 31, 2013

Common Shares

			Capital	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Deficiency	Stage	Equity

Balance - April 22, 2008 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.000625 per share	32,000	320	(300)	-	20

Loss for the period	-	-	-	(987)	(987)

Balance – July 31, 2008	32,000	320	(300)	(987)	(967)

Loss for the year	-	-	-	(555)	(555)

Balance – July 31, 2009	32,000	320	(300)	(1,542)	(1,522)

Loss for the year	-	-	-	(474)	(474)

Balance – July 31, 2010	32,000	320	(300)	(2,016)	(1,996)

Loss for the year	-	-	-	(500)	(500)

Balance – July 31, 2011	32,000	320	(300)	(2,516)	(2,496)

Common shares issued for cash at $0.000625 per share	32,000,000	320,000	(300,000)	-	20,000

Loss for the year	-	-	-	(723)	(723)

Balance - July 31, 2012	32,032,000	320,320	(300,300)	(3,239)	16,781

Common shares issued for cash at $0.000625 per share	44,000,000	440,000	(412,500)	-	27,500

Loss for the year	-	-	-	(45,385)	(45,385)

Balance – July 31, 2013	76,032,000	$760,320	$(712,800)	$(48,624)	$(1,104)

The accompanying notes are an integral part of these financial statements.

3D PIONEER SYSTEMS, INC. (formerly Mobile Gaming International Corp.) (A Development Stage Company) Statements of Cash Flows

	Year Ended July 31, 2013	Year Ended July 31, 2012	Cumulative From Inception on April 22, 2008 to July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,385)	$(723)	$(48,624)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expenses	709	(709)	-
Accounts payable	100	-	100
Net cash used in operating activities	(44,576)	(1,432)	(48,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	739	3,235
Issuance of common stock for cash	27,500	20,000	47,520
Net cash provided by financing activities	27,500	20,739	50,755

Net increase in cash and cash equivalents	(17,076)	19,307	2,231

Cash and cash equivalents - beginning of period	19,307	-	-

Cash and cash equivalents - end of period	$2,231	$19,307	$2,231

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

3D PIONEER SYSTEMS, INC.

(formerly Mobile Gaming International Corp.)

 (A Development Stage Company)

Notes to Audited Financial Statements

July 31, 2013 and 2012

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

3D Pioneer Systems, Inc. (formerly Mobile Gaming International Corp.) (the “Company”) was incorporated on April 22, 2008 in the State of Nevada, U.S.A. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and the Company’s fiscal year end is July 31.

Effective October 14, 2013, the Company changed its name to “3D Pioneer System, Inc.” by way of a vote of the majority of the stock holders.

The Company is a developmental stage company and plans to operate as a smartphone software application developer and marketer.  As of July 31, 2013, the Company’s activities have been limited to its formation and the raising of equity capital.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $2,231and $19,307 in cash and cash equivalents at July 31, 2013 and 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods specified:

	Year Ended July 31, 2013	Year Ended July 31, 2012
Net loss	$(45,385)	(723)

Weighted average common shares
outstanding (Basic)	54,780,496	5,190,464
Weighted average common shares
outstanding (Diluted)	54,780,496	5,190,464

Net loss per share (Basic and Diluted)	$(0.00)	(0.00)

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company has no potentially dilutive shares, such as options or warrants, currently issued and outstanding.

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

iv)       Collection is reasonably assured.

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

NOTE 3 -   CAPITAL STOCK

Authorized Stock

At inception, the Company authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Effective October 14, 2013, the Company increased the number of authorized common shares to 200,000,000 shares, with par value $0.01 per share.

Share Issuance

Effective October 14, 2013, the Company effected a 16 for 1 forward split of its common stock, under which each shareholder of record received sixteen (16) new shares of the Corporation’s common stock for every one (1) old share outstanding.

Since inception (April 22, 2008) to July 31, 2013, and retroactively adjusted to give effect to the 16 for 1 forward split, the Company has issued the following amount of shares:

•         During the period ended July 31, 2008, the Company issued 32,000 common shares to an officer and director at $0.000625 per share for $20.

•         During the year ended July 31, 2012, the Company issued 32,000,000 common shares to officers and a director at $0.000625 per share for $20,000.

•         During the year ended July 31, 2013, the Company issued 44,000,000 common shares to unaffiliated investors at $0.000625 per share for $27,500.

There were 76,032,000 and 32,032,000 common shares issued and outstanding at July 31, 2013 and 2012, respectively.  Of these shares, 32,032,000 were issued to officers and a director of the Company.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -  INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

		July 31, 2013		July 31, 2012
Income tax expense at statutory rate		$(15,431)		$(246)
Change in valuation allowance		15,431		246)
Income tax expense per books	$	-)	$	-)

Net deferred tax assets consist of the following components as of:

		July 31, 2013		July 31, 2012
NOL Carryover		$16,532		$1,101
Valuation allowance		(16,532)		(1,101)
Net deferred tax asset	$	-)	$	-)

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $48,624 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 5 – DUE TO RELATED PARTY

As at July 31, 2013 and 2012, the Company was obligated to an officer, who is also a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $3,235, respectively.

NOTE 6 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at July 31, 2013, the Company has a loss from operations of $45,385 an accumulated deficit of $48,624 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2014.

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

NOTE 7 -  SUBSEQUENT EVENTS

On September 26, 2013, the Company raised $50,000, through a private offering of a convertible promissory note (the “Note”). The Note shall bear interest at 12% per annum until September 26, 2016 (the “Maturity Date”), at which time, unless converted, all principal and accrued interest shall be due and payable.  Until the Maturity Date, if Lender exercises their right to convert the Note into shares of common stock, lender shall deliver to the Corporation a “Conversion Notice”, in which lender shall specify the amount of principal and accrued interest to be converted, and the date on which such conversion is to be effected (the “Conversion Date”), provided that the date upon which any such conversion may be effected, may not be less than 5 calendar days following the date of delivery of the conversion notice.  The conversion price per share in effect on the Conversion Date shall be determined by the Corporation upon receipt of the Conversion Notice, and shall mean 65% of the average closing price for the five trading days of the Corporation’s common stock directly preceding the date of conversion.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2013 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of July 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Iris Hill	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Secretary, Treasurer and Director	27	April 22, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Iris Hill

From 2009 to present, Iris Hill has been studying for her MSc, Forensic Medical Sciences at Queen Mary University in London, England.  From 2004 to 2009 she obtained her BSc in Chemistry with Forensic Science at University College Cork in Cork, Ireland.

From September 2007 to September 2009 she was employed part-time at Gary O’Flynn Solicitors in Blackpool, Cork City, Ireland as an administrator.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, Casa James Callevenus, Play Del Sol, Estepona, Marbella Spain 29680.

Board and Committee Meetings

Our board of directors currently consists of one member, Iris Hill. The Board held no formal meetings during the year ended July 31, 2013. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of July 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2013 and 2012, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Iris Hill(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Francis Ciganek(2) Secretary and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)

Ms. Hill was appointed President, Chief Executive Officer (CEO), Treasurer, and a Director of the Company since July 7, 2011. Ms. Hill has also held the position of Secretary Chief Financial Officer (CFO) since December 2, 2012.

(2)

Mr. Ciganek held the positions of CEO, CFO, and Treasurer from April 25, 2008 until July 7, 2011, Director from April 22, 2008 until July 7, 2011, and Secretary from April 25, 2008 until December 2, 2012.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended July 31, 2013.

Option Exercises and Stock Vested

During our Fiscal year ended July 31, 2013, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 15, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Iris Hill Casa James, Callevenus Playa del Sol, Estepona Marbella, Spain 29680	16,000,000 common shares Direct ownership	21.04%
Francis Ciganek(2) Casa James, Callevenus Playa del Sol, Estepona Marbella, Spain 29680	16,032,000 common shares Direct ownership	21.09%
Directors and Executive Officers as a Group(1)	32,032,000 common shares	42.13%

(1)         Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 15, 2013. As of October 15, 2013, there were 76,032,000 shares of our company’s common stock issued and outstanding.

(2)         Mr. Ciganek resigned all positions with the company effective December 2, 2012.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Ms. Hill, our only director, is not an independent director as she also serves as our sole executive officer.

As of July 31, 2013, the Company was obligated to Iris Hill, our sole Director and Officer of the Company, for a non-interest bearing demand loan with a balance of $3,325.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2013	Year Ended July 31, 2012
Audit Fees (1)	$5,000	$0
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$5,000	$0

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)     Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)     Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)     All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	S-1	3.1	9/21/2012

3.2	By-Laws of Registrant.	S-1	3.2	9/21/2012

14.1*	Code of Ethics.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1**	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

3D PIONEER SYSTEMS, INC.
(Registrant)

Dated: October 29, 2013	/s/ Iris Hill
Iris Hill
Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2013	/s/ Iris Hill
Iris Hill
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Directors
(Principal Executive, Financial, and Accounting Officer)