Form 10-Q
period 2013-10-31
3D PIONEER SYSTEMS, INC.
filed 2013-12-23
CIK 1556753

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-184026

3D Pioneer Systems, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1679428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22, Hanover Square, West Central, London, United Kingdom, W1S 1JP
(Address of principal executive offices)

0044-203-700-8925
(Registrant’s telephone number, including area code)

Casa James, Callevenus, Playa Del Sol, Estepona, Marbella, Spain 29680
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [  ]

As of December 20, 2013 there were 76,032,000 shares of the issuer’s common stock, par value $0.01, outstanding.

3D PIONEER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10K filed with the SEC on October 29, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2014.

3D PIONEER SYSTEMS, INC.

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception on April 22, 2008 through October 31, 2013

3D PIONEER SYSTEMS, INC. (A Development Stage Company) Condensed Balance Sheets

	October 31, 2013	July 31, 2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$34,982	$2,231
Total Current Assets	34,982	2,231

TOTAL ASSETS	$34,982	$2,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	-	100
Accrued interest	575	-
Due to related party	7,295	3,235
Total Current Liabilities	7,870	3,335

Long-Term Liabilities
Convertible note payable	76,923	-
Total Long-Term Liabilities	76,923	-

TOTAL LIABILITIES	84,793	3,335

STOCKHOLDERS’ DEFICIT
Common Stock, par value $0.01, 200,000,000 shares authorized, 76,032,000 shares issued and outstanding	760,320	760,320
Capital deficiency	(712,800)	(712,800)
Deficit accumulated during the development stage	(97,331)	(48,624)
Total Stockholders’ Deficit	(49,811)	(1,104)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,982	$2,231

The accompanying notes are an integral part of these condensed financial statements.

3D PIONEER SYSTEMS, INC. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three Months Ended October 31,		Cumulative From Inception on April 22, 2008 to October 31,
	2013	2012	2013

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	1,071	859	2,637
Professional fees	20,138	9,500	67,196
Total Operating Expenses	21,209	10,359	69,833

OTHER INCOME (EXPENSE)
Interest expense	(27,498)	-	(27,498)

NET LOSS	$(48,707)	$(10,359)	$(97,331)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	76,032,000	32,032,000

The accompanying notes are an integral part of these condensed financial statements.

3D PIONEER SYSTEMS, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended October 31,		Cumulative From Inception on April 22, 2008 to October 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,707)	$(10,359)	$(97,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense on conversion feature	26,923	-	26,923
Changes in operating assets and liabilities:
Prepaid expenses	-	179	-
Accounts Payable	(100)	-	-
Accrued interest	575	-	575
Net cash used in operating activities	(21,309)	(10,180)	(69,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	4,060	-	7,295
Issuance of common stock for cash	-	-	47,520
Proceeds from convertible note payable	50,000	-	50,000
Net cash provided by financing activities	54,060	-	104,815

Net increase(decrease) in cash and cash equivalents	32,751	(10,180)	34,982

Cash and cash equivalents - beginning of period	2,231	19,307	-

Cash and cash equivalents - end of period	$34,982	$9,127	$34,982

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

3D PIONEER SYSTEMS, INC.

 (A Development Stage Company)

Notes to Condensed Financial Statements

October 31, 2013

(Unaudited)

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2013 audited financial statements.  The results of operations for the period ended October 31, 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $34,982 and $2,231 in cash and cash equivalents at October 31, 2013 and July 31, 2013, respectively.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value because of their immediate or short term maturity.

Start-Up Costs

In accordance with ASC 720, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Basic and Diluted Net Loss Per Share of Common Stock

The Company has adopted ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.   As at October 31, 2013 the convertible debenture represents approximately 95,383 shares.

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

NOTE 3 -  GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of October 31, 2013, the Company has a loss from operations of $48,707 an accumulated deficit of $97,331 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2014.

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

NOTE 4 -   CAPITAL STOCK

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

Share Issuance

Effective October 14, 2013, the Company affected a 16 for 1 forward split of its common stock, under which each shareholder of record received sixteen (16) new shares of the Corporation’s common stock for every one (1) old share outstanding.

Since inception (April 22, 2008) to October 31, 2013, and retroactively adjusted to give effect to the 16 for 1 forward split, the Company has issued the following amount of shares:

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

There were 76,032,000 common shares issued and outstanding at October 31, 2013 and July 31, 2013.  Of these shares, 32,032,000 were issued to officers and a director of the Company.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On September 26, 2013, the Company issued a note payable to an unrelated party for $50,000. The note bears interest at 12%, is unsecured, and matures on September 26, 2016. The note holder has the right to immediately convert the Note at any time and from time-to-time, in whole or in part, before the maturity date.  The note is convertible into shares of the Company’s common stock at 65% of the average closing prices for the previous five trading days prior to the conversion.

Since the note is convertible into a variable number of shares based on a fixed monetary value, the Company followed guidance in ASC 480-10-25-14.  This guidance requires the note and accrued interest to be classified as a liability and reported at its full fair value, which is the fixed monetary value of shares into which the note and accrued interest is convertible.  The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance was recognized as interest expense on the dates of issuance.

Convertible note payable at October 31, 2013 and July 31, 2013 is summarized as follows:

	October 31, 2013	July 31, 2013
$50,000 convertible note payable; unsecured; bearing interest at 12% per annum; due September 26, 2016	$76,923	$-
Less: Current Portion	-	-
Long-Term Convertible Note Payable	$76,923	$-

NOTE 6 – DUE TO RELATED PARTY

As at October 31, 2013 and July 31, 2013, the Company was obligated to an officer, who is also a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $7,295 and $3,235, respectively.

NOTE 7 -  SUBSEQUENT EVENTS

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

All references in this Form 10-Q to the “Company,” “3D Pioneer Systems,” “we,” “us,” or “our” are to 3D Pioneer Systems, Inc.

Corporate Overview

We were incorporated in the State of Nevada on April 22, 2008 and our fiscal year end is July 31. Effective October 14, 2013 we changed our name from Mobile Gaming International Corp. to 3D Pioneer Systems, Inc. The Company's administrative address is 22, Hanover Square, West Central, London, United Kingdom, W1S 1JP. The telephone number is 0044-203-700-8925.

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

Effective October 14, 2013, the Company affected a 16 for 1 forward split of its common stock, under which each shareholder of record received sixteen (16) new shares of the Corporation’s common stock for every one (1) old share outstanding.

Results of Operations

We have generated no revenues since inception and have incurred $97,331 in expenses through October 31, 2013.

The following table provides selected financial data about our company for the period ended October 31, 2013 and the year ended July 31, 2013.

Balance Sheet Date	10/31/13	7/31/13

Cash	$34,982	$2,231
Total Assets	$34,982	$2,231
Total Liabilities	$7,870	$3,335
Stockholders’ Deficit	$49,811	$1,104

Three Month Period Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012.

	Three Months Ended October 31,
	2013	2012
General and administrative expenses	1,071	859

Professional fees	20,138	9,500
Interest expense	27,498	-
Net Loss	$48,707	$10,359

Our net loss for the three months ended October 31, 2013 was $48,707 compared to a net loss of $10,359 during the three months ended October 31, 2012.  Our increase in net loss was due primarily to an increase in professional fees of $10,638 and $27,498 in interest expense from convertible feature.

Plan of Operation

Our auditors have issued a going concern opinion on our audited financial statements for the year ended October 31, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.

We sold 2,750,000 shares, to thirty one unaffiliated investors, for $27,500 under a prospectus offering which became effective December 7, 2012.  This offering was closed on February 28, 2013.

On September 26, 2013, the Company issued a note payable to an unrelated party for $50,000. The note bears interest at 12%, is unsecured, and matures on September 26, 2016. The note holder has the right to immediately convert the Note at any time and from time-to-time, in whole or in part, before the maturity date.  The note is convertible into shares of the Company’s common stock at 65% of the average closing prices for the previous five trading days prior to the conversion.

As of October 31, 2013, the Company had $34,982 in cash on hand.

3D Pioneer Systems is a development stage company that has limited active operations, no revenue, no financial backing and limited assets.  The company will turn its business scope in the field of 3D printing. Since their first introduction in the 1970's, 3D printers have gone through significant improvement in the last decade to the point where industrial application is well established and pricing is within the reach of the general public.

What is missing is an effective means of commercialization.  At the present time there exists an ad hoc, fragmented array of web sites offering designs for free or pre-developed items for sale by printing shops.  Neither is conducive to the full commercialization of the technology.

3D Pioneer Systems, Inc. is aiming, in its first stage, to develop a one stop web portal where designers, end-users and print shops can effortlessly communicate and transact business that adds value to all the stakeholders.  This is the service that will move the technology into a mature product attractive to high-growth adoption to the benefit of the company and its shareholders, by exploiting the missing of effective means of commercialization of that technology and the current fragmentation that appears in the world wide market.

We anticipate hiring staff during the next 12 months of operation.

We have no plans to undertake any product research and development during the next 12 months.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have not generated revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our products or services and possible cost overruns due to the price and cost increases in supplies and services.

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

Liquidity and Capital Resources

To meet our need for cash, we raised money from our public offering.  We raised $27,500 from the sale of 2,750,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-184026, which became effective on December 7, 2012.  The offering was closed on February 28, 2013.

On September 26, 2013, the Company issued a note payable to an unrelated party for $50,000. The note bears interest at 12%, is unsecured, and matures on September 26, 2016. The note holder has the right to immediately convert the Note at any time and from time-to-time, in whole or in part, before the maturity date.  The note is convertible into shares of the Company’s common stock at 65% of the average closing prices for the previous five trading days prior to the conversion.

As of October 31, 2013, we owe the past sole officer and director who resigned on November 1, 2013, $7,295.

We received our initial funding of $20,020 through the sale of common stock to Francis Ciganek, who purchased 2,000 and 1,000,000 shares of common stock at $0.01 on April 25, 2008 and May 15, 2012 respectively; and, Iris Hill, who purchased 1,000,000 shares of common stock on June 22, 2012 at $0.01.  Our financial statements from inception (April 22, 2008) through the period ended October 31, 2013, reported no revenues and a net loss of $49,811.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended October 31, 2013.

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

3D PIONEER SYSTEMS, INC.
(Registrant)

Dated: December 23, 2013	/s/ Alexandros Tsingos
Alexanddros Tsingos
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)