Form 10-Q
period 2014-01-31
3D PIONEER SYSTEMS, INC.
filed 2014-03-21
CIK 1556753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

0044-203-700-8925
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [  ]

As of March 13, 2013 there were 76,398,045 shares of the issuer's common stock, par value $0.01, outstanding.

3D PIONEER SYSTEMS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

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

3D PIONEER SYSTEMS, INC.
(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception on April 22, 2008 through January 31, 2014

3D PIONEER SYSTEMS, INC.
 (A Development Stage Company)
Condensed Balance Sheets

	January 31, 2014	July 31, 2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$17,497	$2,231
Total Current Assets	17,497	2,231

TOTAL ASSETS	$17,497	$2,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	12,440	100
Accrued interest	2,088	-
Due to related party	13,363	3,235
Total Current Liabilities	27,891	3,335

Long-Term Liabilities
Convertible note payable	76,923	-
Total Long-Term Liabilities	76,923	-

TOTAL LIABILITIES	104,814	3,335

STOCKHOLDERS' DEFICIT
Common Stock, par value $0.01, 200,000,000 shares authorized, 76,108,190 and 76,032,000 shares issued and outstanding, respectively	761,082	760,320
Capital deficiency	(693,562)	(712,800)
Deficit accumulated during the development stage	(154,837)	(48,624)
Total Stockholders' Deficit	(87,317)	(1,104)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,497	$2,231

The accompanying notes are an integral part of these condensed financial statements.

3D PIONEER SYSTEMS, INC. (A Development Stage Company) Condensed Statements of Operations (Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		Cumulative from Inception on April 22, 2008 to January 31,
	2014	2013	2014	2013	2014
REVENUES:	$-	$-	$-	$-	$-
OPERATING EXPENSES:
General and administrative	45,682	203	46,753	1,062	48,319
Professional fees	10,311	12,562	30,449	22,062	77,507
Total Operating Expenses	55,993	12,765	77,202	23,124	125,826
OTHER INCOME (EXPENSE)
Interest expense	(1,513)	-	(29,011)	-	(29,011)
NET LOSS	$(57,506)	$(12,765)	$(106,213)	$(23,124)	$(154,837)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	76,032,837	37,266,784	76,032,416	34,171,136

The accompanying notes are an integral part of these condensed financial statements.

3D PIONEER SYSTEMS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31,		Cumulative from Inception on April 22, 2008 to January 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,213)	$(23,124)	$(154,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense on conversion feature	26,923	-	26,923
Changes in operating assets and liabilities:
Prepaid expenses	-	358	-
Accounts payable and accrued liabilities	12,340	5,062	12,440
Accrued interest	2,088	-	2,088
Net cash used in operating activities	(64,862)	(17,704)	(113,386)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	10,128	12,000	13,363
Issuance of common stock for cash	20,000	-	67,520
Proceeds from convertible note payable	50,000	-	50,000
Net cash provided by financing activities	80,128	12,000	130,883

Net increase (decrease) in cash and cash equivalents	15,266	(5,704)	17,497
Cash and cash equivalents - beginning of period	2,231	19,307	-
Cash and cash equivalents - end of period	$17,497	$13,603	$17,497

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

3D PIONEER SYSTEMS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
January 31, 2014
(Unaudited)

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's July 31, 2013 audited financial statements.  The results of operations for the period ended January 31, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915 "Development Stage Entities." The Company is devoting substantially all of its efforts to development of business plans.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $17,497 and $2,231 in cash and cash equivalents at January 31, 2014 and July 31, 2013, respectively.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable approximate fair value because of their immediate or short term maturity.

Start-Up Costs

In accordance with ASC 720, "Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Loss Per Share of Common Stock

The Company has adopted ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

For the period ended January 31, 2014, 195,101 shares of potentially dilutive common stock, from a convertible note payable, were excluded from the EPS computation.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, "Revenue Recognition."  Revenue will consist of smartphone application monthly subscription fees and advertising and will be recognized only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Revenue is reasonably assured.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 -GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of January 31, 2014, the Company has a loss from operations of $106,213; an accumulated deficit of $154,837; and it has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2014.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 -   CAPITAL STOCK
Authorized Stock

At inception, the Company authorized 75,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

Effective October 14, 2013, the Company increased the number of authorized common shares to 200,000,000 shares, with par value $0.01 per share.

Share Issuance

Effective October 14, 2013, the Company affected a 16 for 1 forward split of its common stock, under which each shareholder of record received sixteen (16) new shares of the Company's common stock for every one (1) old share outstanding.

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

On January 15, 2014 the Company entered into a financing agreement with a non-U.S. person, as defined under Regulation S of the Securities Act of 1933, as amended (the "Act").  Pursuant to the agreement, the Company will have access to drawdowns of $500,000 USD until January 15, 2016.  The Company will submit such request for each drawdown to the non-U.S. person, and once accepted the Company shall issue common stock, which shall be exempt from registration under Regulation S of the Act.

The terms of the agreement include that upon subscription and funding by the non-US person, the Company shall issue common stock at a conversion price equal to 75% of the average of the closing prices of the Company's common stock, as quoted on Yahoo Finance, or other sources of stock quotes as agreed to by the parties, for the five banking days immediately preceding the date of the subscription.

As of January 31, 2014 the Company has received a subscription from the non-U.S. person for $20,000 USD, in which the Company  is obligated to issue 76,190 shares of restricted common stock.

There were 76,108,190 and 76,032,000 common shares issued and outstanding at January 31, 2014 and July 31, 2013 respectively.  Of these shares, 32,032,000 were issued to officers and a director of the Company.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On September 26, 2013, the Company issued a note payable to an unrelated party for $50,000. The note bears interest at 12%, is unsecured, and matures on September 26, 2016. The note holder has the right to immediately convert the Note at any time and from time-to-time, in whole or in part, before the maturity date.  The note is convertible into shares of the Company's common stock at 65% of the average closing prices for the previous five trading days prior to the conversion.

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

Convertible note payable at January 31, 2014 and July 31, 2013 is summarized as follows:

	January 31, 2014	July 31, 2013
$50,000 convertible note payable; unsecured; bearing interest at 12% per annum; due September 26, 2016	$76,923	$-
Less: Current Portion	-	-
Long-Term Convertible Note Payable	$76,923	$-

NOTE 6 – DUE TO RELATED PARTY

As at January 31, 2014 and July 31, 2013, the Company was obligated to an officer, who is also a stockholder, for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $13,363 and $3,235 respectively.

During the six months ended January 31, 2014 the Company paid and accrued management fees of $22,500 to its new sole director and officer, of which amount $10,500 was outstanding as an accrued liability at January 31, 2014.

NOTE 7 -SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are the following material subsequent events to report:
As of February 10, 2014, under terms of the financing agreement the Company has received another subscription from the non-U.S. person for $100,000 USD, in which it will issue 289,855 shares of restricted common stock, valued at $0.345 per share. On March 13, 2014, under the terms of the financing agreement, the Company has received another subscription from the non-U.S. person for $200,000, in which it will issue 606,060 shares of restricted common stock, valued at $0.33 per share.  Therefore, after this second and third subscription, the Company has available to it $180,000 USD as additional drawdowns until January 15, 2016.

On February 22, 2014, the Company entered into a Transfer and Assignment of Intellectual Property agreement (the "Agreement") with Mark Flores Martin ("Flores") and Pencil Pig Ltd., a company wholly owned by Flores (collectively Flores and Pencil Pig Ltd. shall be referred to herein as the "Transferors").

In connection with the transaction, the Company's CEO and director Alex Tsingos has agreed to cancel 7,000,000 shares of the Company's common stock owned directly by him.  The effect of this cancellation will be that no net shares are issued as a result of the transaction.

The material terms of the Agreement are as follows: a) the Transferors are the owners of all right, title and interest in an internet game entitled Tangled Tut ("Tut"); b) Transferors shall transfer all right, title and interest in Tut to the Company in exchange for the Company issuing to Flores 7,000,000 shares of restricted common stock of the Company (the "Shares"); and c) Flores shall receive all of the Shares for the transfer of Tut because he is the sole owner of Pencil Pig Ltd.

On February 3, 2014, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") that the board of directors of the Company (the "Board") had   formed   its initial board of advisors.  As of February 22, 2014, the Board appointed Mark Flores Martin to act as an advisor in the role of the Chief of Technical Operations of the Company, in particular the executive team is seeking his advice in the further development of Tut. Flores shall provide such consulting services as an advisor to the Company pursuant to a consulting agreement which shall have the following terms: a) Flores shall receive consulting fee of 2,500 Euros for the first 6 months of the consulting agreement, and 3,500 Euros for the year and a half thereafter; b) Flores shall be entitled to expense reimbursement for necessary expenses incurred while performing such consulting services; and c) Flores shall have such responsibilities, duties and authority as assigned by the board of directors of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report, Form 10-K, as filed on October 29, 2013.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "3D Pioneer Systems," "we," "us," or "our" are to 3D Pioneer Systems, Inc.

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

Effective October 14, 2013, the Company affected a 16 for 1 forward split of its common stock, under which each shareholder of record received sixteen (16) new shares of the Corporation's common stock for every one (1) old share outstanding.

Results of Operations

We have generated no revenues since inception and have incurred $154,837 in expenses through January 31, 2014.

The following table provides selected financial data about our company for the period ended January 31, 2014 and the year ended July 31, 2013.

Balance Sheet Date	01/31/14	7/31/13

Cash	$17,497	$2,231
Total Assets	$17,497	$2,231
Total Liabilities	$104,814	$3,335
Stockholders' Deficit	$87,317	$1,104

Three and Six Month Periods Ended January 31, 2014 Compared to the Three and Six Month Periods Ended January 31, 2013.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
General and administrative expenses	$45,682	$203	$46,753	$1,062
Professional fees	10,311	12,562	30,449	22,062
Interest expense	1,513	-	29,011	-
Net Loss	$57,506	$12,765	$106,213	$23,124

Our net loss for the three and six months ended January 31, 2014 was $57,506 and 106,213, as compared to a net loss of $12,765 and 23,124 during the comparable periods ended January 31, 2013.  Our increase in net loss, for the three months ended January 31, 2014 was due primarily to an increase in general and administrative fees of $45,479 due to management fees of $42,500.  Our increase in net loss, for the six months ended January 31, 2014 was due primarily to an increase in general and administrative expenses form the $42,500 in management fees that commenced in November 2013 and $29,011 in interest expense from a convertible feature on a note payable.

Plan of Operation

Our auditors have issued a going concern opinion on our audited financial statements for the year ended July 31, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings, and to make drawdowns pursuant to the Financing Agreement as described below.

On September 26, 2013, the Company issued a note payable to an unrelated party for $50,000. The note bears interest at 12%, is unsecured, and matures on September 26, 2016. The note holder has the right to immediately convert the note at any time and from time-to-time, in whole or in part, before the maturity date.  The note is convertible into shares of the Company's common stock at 65% of the average closing prices for the previous five trading days prior to the conversion.

On January 15, 2014 the Company entered into a financing agreement with a non-U.S. person, as defined under Regulation S of the Securities Act of 1933, as amended (the "Act").  Pursuant to the agreement, the Company will have access to drawdowns of $500,000 USD until January 15, 2016.  The Company will submit such request for each drawdown to the non-U.S. person, and once accepted the Company shall issue common stock, which shall be exempt from registration under Regulation S of the Act.   The terms of the agreement include that upon subscription and funding by the non-US person, the Company shall issue common stock at a conversion price equal to 75% of the average of the closing prices of the Company's common stock, as quoted on Yahoo Finance, or other sources of stock quotes as agreed to by the parties, for the five banking days immediately preceding the date of the subscription.   As of January 31, 2014 the Company has received a subscription from the non-U.S. person for $20,000 USD, in which the Company is obligated to issue a total of 76,190 shares of restricted common stock.  As for subscriptions after January 31, 2014, see Note 7 to the financial statements.

As of January 31, 2014, the Company had $17,497 in cash on hand.

3D Pioneer Systems is a development stage company that has limited active operations, no revenue, no financial backing and limited assets. 3D Pioneer intents to be a diversified technology company focused on delivering true plug and play 3d printers and printer applications that are designed to simplify the creative process and be accessible to a broad audience of consumers around the world. The company is also intent on being a marketer and developer of cutting edge mobile games developed on 2.5 D and 3D application environments, as well software applications that consumers can download and use on a variety of operating systems as iOS, android, windows, and other platforms, generating a creativity bridge for the mobile phone user between the mobile gaming world with the 3D printing world.

In 2012, 3D printer sales surpassed $1billion, and the market is expected to quadruple by 2025, according to market research agency IDTechEx.  Market research firm IBISWorld reports that 3D printer manufacturing will generate more than $1.4 billion in the U.S. in 2013, with outstanding average annual revenue growth of 15.7% from 2014 to 2019. With global smartphone adoption expected to reach 1.75 billion in 2014, mobile gaming is also experiencing explosive popularity among consumers. In the U.S. alone, mobile gaming revenues reached $1.78 billion in 2013. Worldwide, mobile gaming revenue is projected to grow 400% in 2016. The $12.1 billion Video Game Software Publishing industry, which includes mobile, console, and PC games, is also expected to perform favorably over the next five years, with 6.6% annual growth predicted through 2018.

For entering into that market, our plans during the next 12 months, is aside further research and development on 3D printing hardware and software, also to introduce to the market our first prototype 3D printer with the brand name Wyatt, our web enable printer controller with the brand name Whip, and 3D Pioneer Systems' innovative Appaloza Cloud Platform, a simple web-enabled platform that allows users to log in, upload designs, and print objects on demand, with both the Wyatt and the Whip being capable of integrating into our Cloud Platform.

To supplement our printing products and diversify our operations, we are also intending on entering into the mobile gaming market. The Company's first mobile game acquisition, Tangled Tut, is anticipated to launch in the summer of 2014 across all common mobile platforms (a full description of the acquisition of Tangled Tut is fully described in Note 7 to the financial statements).  After the anticipated Tangled Tut release, the Company intends on creating additional mobile games based on 2.5 environment technology.

We anticipate hiring staff during the next 12 months of operations.  As of January 15, 2014, we entered into a three year consulting agreement with Alexandros Tsingos, our CEO and President, in which he will receive $7,500 per month for the first six months for the term of his consulting agreement, $8,000 per month for the next six months thereafter, and then $10,000 per month for the balance of the term of the consulting agreement.  In addition, we entered into a consulting agreement with Mark Flores, as fully described in Note 7 to the financial statements

Limited Operating History; Need for Additional Capital

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

We will require additional funds to operate for the next year and to develop our planned business development. We feel we will need at least $300,000 for professional fees and salaries for the next 12-months related to our regulatory filing requirements.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

We have plans, dependent upon our current financing, to undertake product research and development during the next twelve months, including but not limited to further developing mobile games developed on 2.5 D and 3D application environments, as well software applications that consumers can download and use on a variety of operating systems as iOS, android, windows, and other platforms.  We also plan and expect to acquire intellectual property, and will further seek to protect the Company's intellectual property and add value to our assets through further research and development.

Liquidity and Capital Resources
Working Capital
	January 31, 2014	July 31, 2013

Current Assets	$17,497	$2,231
Current Liabilities	$27,891	$3,335
Working Capital Deficiency	$10,394	$1,104
Cash Flows
	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013

Cash Flows used in Operating Activities	$64,862	$17,704
Cash Flows from (used in) Investing Activities	$-	$-
Cash Flows from Financing Activities	$80,128	$12,000
Net Increase (decrease) in Cash During Period	$15,266	$(5,704)

As at January 31, 2014 Compared to July 31, 2013

As at January 31, 2014, our company's cash balance was $17,497 compared to $2,231 as at July 31, 2013 and our total assets at January 31, 2014 were $17,497 compared with $2,231 as at January 31, 2013. The increase in cash was primarily due to the sales of our common equity against a line of credit we can draw down on as fully described in Note 4 and Note 7 to the financial statements.

As at January 31, 2014, our company had total liabilities of $104,814 compared with total liabilities of $3,335 as at July 31, 2013. The increase in total liabilities was primarily attributed to financing our operations.

As at January 31, 2014, our company had a working capital deficiency of $10,394 compared with working capital deficiency of $1,104 as at July 31, 2013. The increase in working capital deficiency was primarily attributed to the current liabilities increasing by $24,556 and offset by our current assets, consisting solely of cash, only increasing $15,266, from July 31, 2013. Our current liabilities increased, as compared to July 31, 203, primarily from an increase in trade accounts payable, accrued interest, and related party loans increasing by $12,340, $2,088, and $10,128, respectively.
Cash Flow from Operating Activities
During the period ended January 31, 2014, cash used in operating activities was $64,862 compared to cash used in operating activities of $17,704 during the comparable period ended January 31, 2013. The increase in cash used in operating activities was attributed to a focused program of developing the company's brand, facilities, and the commencement of operations.
Cash Flow from Investing Activities
From inception (April 22, 2008) through January 31, 2014, our company did not use any cash for investing activities.
Cash Flow from Financing Activities
During the period ended January 31, 2014, cash provided by financing activities was $80,128 compared to $12,000 for the same period in 2013.  The increase in 2014 is attributable to $20,000 from the issuance of common stock and $50,000 from a convertible note payable, respectively.  From inception (April 22, 2008) through January 31, 2014 cash flows from financing activities was $130,883, $67,520 from the issuance of common stock, $13,363 from a related party and $50,000 from a convertible note payable.
To meet our need for cash, we raised money from our public offering.  We raised $27,500 from the sale of 2,750,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-184026, which became effective on December 7, 2012.  The offering was closed on February 28, 2013.

On September 26, 2013, the Company issued a note payable to an unrelated party for $50,000. The note bears interest at 12%, is unsecured, and matures on September 26, 2016. The note holder has the right to immediately convert the Note at any time and from time-to-time, in whole or in part, before the maturity date.  The note is convertible into shares of the Company's common stock at 65% of the average closing prices for the previous five trading days prior to the conversion.

On January 15, 2014 we entered into a financing agreement with a non-U.S. person, as defined under Regulation S of the "Act.  Pursuant to the agreement, the Company will have access to drawdowns of $500,000 USD until January 15, 2016.  The Company will submit such request for each drawdown to the non-U.S. person, and once accepted the Company shall issue common stock, which shall be exempt from registration under Regulation S of the Act.  The terms of the agreement include that upon subscription and funding by the non-US person, the Company shall issue common stock at a conversion price equal to 75% of the average of the closing prices of the Company's common stock, as quoted on Yahoo Finance, or other sources of stock quotes as agreed to by the parties, for the five banking days immediately preceding the date of the subscription.   As of January 31, 2014 the Company has received a subscription from the non-U.S. person for $20,000 USD, in which the Company is obligated to issue 76,190 shares of restricted common stock.  For subsequent subscriptions after January 31, 2014, please see Note 7 to the financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single  individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2014 the Company entered into a financing agreement with a non-U.S. person, as defined under Regulation S of the Securities Act of 1933, as amended (the "Act").  Pursuant to the financing agreement, the Company will have access to drawdowns of $500,000 USD until January 15, 2016.  The Company will submit such request for each drawdown to the non-U.S. person, and once accepted the Company shall issue common stock, which shall be exempt from registration under Regulation S of the Act.   As of January 31, 2014 the Company has received a subscription from the non-U.S. person for $20,000 USD, in which the Company is obligated to issue 76,190 shares of restricted common stock.

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
3D PIONEER SYSTEMS, INC.
(Registrant)

Dated: March 21, 2014	/s/ Alexandros Tsingos
Alexanddros Tsingos
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)