Form 10-Q
period 2014-04-30
3D PIONEER SYSTEMS, INC.
filed 2014-06-23
CIK 1556753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

As of June 20, 2014, there were 77,536,256 shares of the issuer's common stock, par value $0.01, outstanding.

3D PIONEER SYSTEMS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

3D PIONEER SYSTEMS, INC.
(A Development Stage Company)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

From Inception on April 22, 2008 through April 30, 2014

3D PIONEER SYSTEMS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheet

	April 30, 2014	July 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$257,491	$2,231
Prepaid expenses	25,880	-
Total Current Assets	283,371	2,231
Equipment, net of accumulated depreciation of $1,044 and $nil, respectively	50,676	-
TOTAL ASSETS	334,047	2,231

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$124,706	$100
Accrued interest	3,551	-
Due to related party	7,295	3,235
Total Current Liabilities	135,552	3,335
Convertible notes payable	76,923	-
TOTAL LIABILITIES	212,475	3,335

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, par value $0.01, 200,000,000 shares authorized,
77,536,256 and 76,032,000 shares issued and outstanding, respectively	775,363	760,320
Additional paid-in capital	(227,843)	(712,800)
Deficit accumulated during the development stage	(425,948)	(48,624)
Total Stockholders' Equity (Deficit)	121,572	(1,104)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$334,047	$2,231

 The accompanying notes are an integral part of these condensed  consolidated financial statements.

3D PIONEER SYSTEMS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative from
					Inception on
	Three Months Ended		Nine Months Ended		April 22, 2008
	April 30,		April 30,		to
	2014	2013	2014	2013	April 30, 2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	142,030	223	188,783	1,285	190,349
Professional fees	83,034	18,451	113,483	40,513	160,541
Software development expenses	42,401	-	42,401	-	42,401
Total Operating Expenses	267,465	18,674	344,667	41,798	393,291

OPERATING LOSS	(267,465)	(18,674)	(344,667)	(41,798)	(393,291)

OTHER EXPENSE
Interest expense	(1,463)	-	(30,474)	-	(30,474)
Foreign exchange loss	(2,183)	-	(2,183)	-	(2,183)

NET LOSS	$(271,111)	$(18,674)	$(377,324)	$(41,798)	$(425,948)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	76,887,763	4,652,000	76,306,033	2,976,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

3D PIONEER SYSTEMS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from
			Inception on
	Nine Months Ended		April 22, 2008
	April 30,		to
	2014	2013	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(377,324)	$(41,798)	$(425,948)
Adjustments to non-cash items:
Depreciation	1,044	-	1,044
Interest expense on conversion feature	26,923	-	26,923
Changes in operating assets and liabilities:
Prepaid expenses	(25,880)	537	(25,880)
Accounts payable and accrued liabilities	124,606	100	124,706
Accrued interest	3,551	-	3,551
Net cash used in operating activities	(247,080)	(41,161)	(295,604)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(51,720)	-	(51,720)
Net cash used in investing activities	(51,720)	-	(51,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	4,060	-	7,295
Issuance of common stock for cash	500,000	27,500	547,520
Proceeds from convertible note payable	50,000	-	50,000
Net cash provided by financing activities	554,060	27,500	604,815

Net increase (decrease) in cash and cash equivalents	255,260	(13,661)	257,491
Cash and cash equivalents - beginning of period	2,231	19,307	-
Cash and cash equivalents - end of period	$257,491	$5,646	$257,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

3D PIONEER SYSTEMS, INC.
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
April 30, 2014
(Unaudited)

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

3D Pioneer Systems, Inc. (formerly Mobile Gaming International Corp.) (the "Company") was incorporated on April 22, 2008 in the State of Nevada, U.S.A. The Company's fiscal year end is July 31.

Effective October 14, 2013, the Company changed its name to "3D Pioneer System, Inc." by way of a vote of the majority of the stock holders. On March 21, 2014, the Company incorporated its wholly-owned subsidiaries, 3D Pioneer Systems Malta (Holding) Ltd. and 3D Pioneer Systems Malta I Ltd. in Malta.

The Company is a developmental stage company and plans to operate as a diversified technology company focused on delivering true plug and play 3d printers and printer applications that are designed to simplify the creative process and be accessible to a broad audience of consumers around the world. The Company is also intent on being a marketer and developer of cutting edge mobile games developed on 2.5D and 3D application environments, as well software applications that consumers can download and use on a variety of operating systems as iOS, android, windows, and other platforms, generating a creativity bridge for the mobile phone user between the mobile gaming world with the 3D printing world.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915 "Development Stage Entities." The Company is devoting substantially all of its efforts to development of business plans.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended July 31, 2013 filed on Form 10-K on October 29, 2013.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries, 3D Pioneer Systems Malta (Holding) Ltd. and 3D Pioneer Systems Malta I Ltd. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company's subsidiaries that use the U.S. dollars as their functional currency re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and nonmonetary assets and liabilities at historical rates. Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

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
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $257,491 and $2,231 in cash and cash equivalents at April 30, 2014 and July 31, 2013, respectively.

Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (office equipment – 4 years, office furniture – 10 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at April 30, 2014 and July 31, 2013.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers.

Start-Up Costs

In accordance with ASC 720, "Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Financial Instruments

The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, "Fair Value Measurements and Disclosures," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, due to related party and convertible notes payable.

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

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, "Revenue Recognition."  Revenue will consist of smart phone application monthly subscription fees and advertising and will be recognized only when all of the following criteria have been met:

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

For the period ended April 30, 2014, 161,541 shares of potentially dilutive common stock, from a convertible note payable, were excluded from the EPS computation because their effect would be anit-dilutive.

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

NOTE 3 -GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of April 30, 2014, the Company has a loss from operations of $344,667, an accumulated deficit of $425,948, and it has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending July 31, 2014.

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of:
	April 30, 2014	July 31, 2013

Lease security deposit and prepaid rent (note 9)	$21,880	$-
Other prepaid expenses	4,000	-
Total prepaid expenses	$25,880	$-

NOTE 5 -  EQUIPMENT

The following table shows the Company's equipment detail as of April 30, 2014 and July 31, 2013:

	2014	2013
Office equipment	$49,035	$-
Office furniture	2,685	-
Gross equipment at cost	51,720	-
Accumulated depreciation and amortization	(1,044)	-
Net equipment	$50,676	$-

Depreciation expense totaled $1,044 and $nil for the periods ended April 30, 2014 and 2013, respectively.

NOTE 6 -   CAPITAL STOCK
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

Since inception (April 22, 2008) to April 30, 2014, and retroactively adjusted to give effect to the 16 for 1 forward split, the Company has issued the following amount of shares:

•	During the period ended July 31, 2008, the Company issued 32,000 common shares to an officer and director at $0.000625 per share for $20.
•	During the year ended July 31, 2012, the Company issued 32,000,000 common shares to officers and a director at $0.000625 per share for $20,000.
•	During the year ended July 31, 2013, the Company issued 44,000,000 common shares to unaffiliated investors at $0.000625 per share for $27,500.
•	During the period ended April 30, 2014, the Company issued 1,504,256 common shares to unaffiliated investors for $500,000.

On February 22, 2014, the Company entered into a transfer and assignment of intellectual property agreement with Mark Flores Martin and Pencil Pig Ltd., a company wholly owned by Flores.  In connection with the transaction, the Corporation's CEO has agreed to cancel 7,000,000 shares of the Corporation's common stock owned directly by him.  The effect of this cancellation will be that no net shares are issued as a result of the transaction.

There were 77,536,256 and 76,032,000 common shares issued and outstanding at April 30, 2014 and July 31, 2013 respectively.  Of these shares, 32,032,000 were issued to officers and a director of the Company.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On September 26, 2013, the Company issued a note payable ("the note") to an unrelated party for $50,000. The note bears interest at 12%, is unsecured, and matures on September 26, 2016. The note holder has the right to immediately convert the note at any time and from time-to-time, in whole or in part, before the maturity date.  The note is convertible into shares of the Company's common stock at 65% of the average closing prices for the previous five trading days prior to the conversion.

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

Convertible note payable at April 30, 2014 and July 31, 2013 is summarized as follows:

	April 30, 2014	July 31, 2013
$50,000 convertible note payable; unsecured; bearing interest at 12% per annum; due September 26, 2016	$76,923	$-
Less: Current Portion	-	-
Long-Term Convertible Note Payable	$76,923	$-

NOTE 8 – RELATED PARTY TRANSACTIONS

As at April 30, 2014 and July 31, 2013, the Company was obligated to a former officer for expenses paid for on behalf of and amounts advanced to the Company in exchange for a non-interest bearing demand loan with a balance of $7,295 and $3,235 respectively.

During the nine months ended April 30, 2014, the Company paid and accrued management fees of $45,000 to its new sole director and officer, of which amount $14,600 was outstanding as an accrued liability at April 30, 2014. During the nine months ended April 30, 2014, the Company advanced $4,000 to this director for travelling purposes.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On March 30, 2014, the Company, through its wholly-owned subsidiary, signed a two (2) year lease commencing April 1, 2014, to rent office space in Malta.  The Company is required to pay a security deposit of €10,000 ($13,760) and a lease of €22,300 ($30,690) per annum, payable every three (3) months in advance. As of April 30, 2014 the Company has paid the required security deposit and the first three months of rent.

NOTE 10 -SUBSEQUENT EVENTS

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

Results of Operations

We have generated no revenues since inception (April 22, 2008) and have incurred $393,291 in expenses through April 30, 2014.

The following table provides selected financial data about our company for the period ended April 30, 2014 and the year ended July 31, 2013.

Balance Sheet Date	04/30/14	7/31/13

Cash	$257,491	$2,231
Total Assets	$334,047	$2,231
Total Liabilities	$212,475	$3,335
Stockholders' Equity (Deficit)	$121,572	$(1,104)

Three and Nine Month Periods Ended April 30, 2014 Compared to the Three and Nine Month Periods Ended April 30, 2013.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
General and administrative expenses	$142,030	$223	$188,783	$1,285
Professional fees	83,034	18,451	113,483	40,513
Software development expenses	42,401	-	42,401
Interest expense	1,463	-	30,474	-
Foreign exchange loss	2,183	-	2,183	-
Net Loss	$271,111	$18,674	$377,324	$41,798

Our net loss for the three and nine months ended April 30, 2014 was $271,111 and 377,324, as compared to a net loss of $18,674 and 41,798 during the comparable periods ended April 30, 2013.  Our increase in net loss, for the three months ended April 30, 2014 was due primarily to an increase in general and administrative fees of $141,807 due to management fees commenced in November 2013, software development costs of $42,401 for development of mobile games and 3D printer software, and increase general expenses in Malta subsidiaries.  Our increase in net loss, for the nine months ended April 30, 2014 was due primarily to an increase in general and administrative expenses of $187,498, from the $70,500 in management fees that commenced in November 2013, $30,474 in interest expense from a convertible feature on a note payable and increase in general expenses in Malta subsidiaries.

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

During the period ended April 30, 2014, the Company issued 1,504,256 to non-U.S. person for $500,000, which was exempt from registration under Regulation S of the Securities Act of 1933 (the "Act").

As of April 30, 2014, the Company had $257,491 in cash on hand.

3D Pioneer Systems is a development stage company that has limited active operations, no revenue, no financial backing and limited assets. 3D Pioneer intents to be a diversified technology company focused on delivering true plug and play 3d printers and printer applications that are designed to simplify the creative process and be accessible to a broad audience of consumers around the world. The Company is also intent on being a marketer and developer of cutting edge mobile games developed on 2.5D and 3D application environments, as well software applications that consumers can download and use on a variety of operating systems as iOS, android, windows, and other platforms, generating a creativity bridge for the mobile phone user between the mobile gaming world with the 3D printing world.

For entering into that market, our plans during the next 12 months, we plan to further our research and development on 3D printing hardware and software, to introduce to the market our first prototype 3D printer with the brand name Wyatt, our web enable printer controller with the brand name Whip, and 3D Pioneer Systems' innovative Appaloza Cloud Platform, a simple web-enabled platform that allows users to log in, upload designs, and print objects on demand, with both the Wyatt and the Whip being capable of integrating into our Cloud Platform.

To supplement our printing products and diversify our operations, we are also intending on entering into the mobile gaming market. The Company's first mobile game acquisition, Tangled Tut, is anticipated to launch in the summer of 2014 across all common mobile platforms. After the anticipated Tangled Tut release, the Company intends on creating additional mobile games based on 2.5 environment technology.

We anticipate hiring staff during the next 12 months of operations.  As of January 15, 2014, we entered into a three year consulting agreement with Alexandros Tsingos, our CEO and President, in which he will receive $7,500 per month for the first six months for the term of his consulting agreement, $8,000 per month for the next six months thereafter, and then $10,000 per month for the balance of the term of the consulting agreement.  On April 10, 2014, the Company hired Joshua O'Cock as the Corporation's Chief Marketing Officer and Vice President of Business Development.

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

We will require additional funds to operate for the next year and to develop our planned business development. We feel we will need at least $300,000 for professional fees for the next 12-months related to your regulatory filing requirements.

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

Liquidity and Capital Resources
Working Capital
	April 30, 2014	July 31, 2013

Current Assets	$283,371	$2,231
Current Liabilities	$135,552	$3,335
Working Capital (Deficiency)	$147,819	$(1,104)
 Cash Flows
	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013

Cash Flows used in Operating Activities	$(247,080)	$(41,161)
Cash Flows used in Investing Activities	$(51,720)	$-
Cash Flows provided by Financing Activities	$554,060	$27,500
Net Increase (decrease) in Cash During Period	$255,260	$(13,661)

As at April 30, 2014 Compared to July 31, 2013

As at April 30, 2014, our company's cash balance was $257,491 compared to $2,231 as at July 31, 2013 and our total assets at April 30, 2014 were $334,047 compared with $2,231 as at July 31, 2013. The increase in cash was primarily due to the sales of our common equity as fully described in Note 4 to the financial statements.

As at April 30, 2014, our company had total liabilities of $212,475 compared with total liabilities of $3,335 as at July 31, 2013. The increase in total liabilities was primarily attributed to financing the commencement of our operations during the period ended April 30, 2014.

As at April 30, 2014, our company had a working capital surplus of $147,819 compared with working capital deficiency of $1,104 as at July 31, 2013. The increase in working capital surplus was primarily due to the current assets increasing by $281,140 and slightly offset by our increase in current liabilities of $132,217 from July 31, 2013. Our current liabilities increased, as compared to July 31, 203, primarily from an increase in trade accounts payable, accrued interest, and related party loans increasing by $124,606, $3,551, and $4,060, respectively.

Cash Flow from Operating Activities
During the period ended April 30, 2014, cash used in operating activities was $247,080 compared to cash used in operating activities of $41,616 during the comparable period ended April 30, 2013. The increase in cash used in operating activities was attributed to a focused program of developing the company's brand, facilities, and the commencement of operations during the period.
Cash Flow from Investing Activities
During the period ended April 30, 2014, the Company purchased equipment of $51,720.
Cash Flow from Financing Activities
During the period ended April 30, 2014, cash provided by financing activities was $554,060 compared to $27,500 for the same period in 2013.  The increase in 2014 is attributable to $500,000 from the issuance of common stock, $4,060 from related parties and $50,000 from a convertible note payable, respectively.  From inception (April 22, 2008) through April 30, 2014 cash flows from financing activities was $604,815, $547,520 from the issuance of common stock, $7,295 from a related party and $50,000 from a convertible note payable.
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

During the period ended April 30, 2014, the Company issued 1,504,256 to non-U.S. person for $500,000, which was exempt from registration under Regulation S of the Act.

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

Our financial statements from inception (April 22, 2008) through the period ended April 30, 2014, reported no revenues and a net loss of $425,948.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of April 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single  individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of April 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended April 30, 2014, the Company issued 1,504,256 to non-U.S. person for $500,000, which was exempt from registration under Regulation S of the Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Termination of Consulting Agreement with Mark Flores Martin

On February 22, 2014, the Company entered into a consulting agreement with Mark Flores Martin ("Flores") in which Flores was to provide certain advisory services to the Company (the "Consulting Agreement").  Pursuant to the Consulting Agreement, the Company has given Flores a 30-day notice of termination of the Consulting Agreement, effective June 16, 2014, which shall make the Consulting Agreement null and void and of no further effect, except to those provisions which are explicitly stated to survive therein.

Appointment of Chief Operating Officer

On June 20, 2014, the board of directors of the Corporation appointed Mr. Brendon Grunewald as the Chief Operating Officer of the Company ("COO") until his successor is elected and qualified or until an earlier resignation or removal from office.

Also on June 20, 2014, the board of directors received and reviewed, and retroactively resolved for the Company to enter into, an executed Consulting Agreement dated May 1, 2014 ("COO Agreement"), in which IceVista Bvba ("IceVista") shall provide certain advisory services to the Corporation through Mr. Grunwald in his appointment as COO.  Mr. Grunwald, through IceVista, shall be a) paid a consulting fee of €5,000 per month, which shall be increased to €10,000 per month upon the closing of the next or secondary financing of the Company; b) shall be entitled to expense reimbursement for necessary expenses incurred in connection with the performance of the COO Agreement; and c) if approved by the non-interested members of the board of directors, the board of directors may also grant additional incentive compensation to IceVista for the services of Mr. Grunwald as COO.  In the event that the COO is terminated  by an action of the board of directors, Mr. Grunwald's resignation, or by any other lawful method of removal, then the COO Agreement shall terminate, and the Company shall pay IceVista the equivalent of the then COO Fee over a period of one year from the date of termination.

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
3D PIONEER SYSTEMS, INC.
(Registrant)

Dated: June 23, 2014	/s/ Alexandros Tsingos
Alexanddros Tsingos
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)