Form 10-Q/A
period 2014-04-30
3D PIONEER SYSTEMS, INC.
filed 2014-06-24
CIK 1556753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2014, filed with the Securities and Exchange Commission on June 23, 2014 (the "Form 10-Q"), is to restate Item 5 (other events) and to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes other than the aforementioned have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 5.  Other Information.

Termination of Consulting Agreement with Mark Flores Martin

On February 22, 2014, the Company entered into a consulting agreement with Mark Flores Martin ("Flores") in which Flores was to provide certain advisory services to the Company (the "Consulting Agreement").  Pursuant to the Consulting Agreement, the Company has given Flores a 30-day notice of termination of the Consulting Agreement, effective June 16, 2014, which shall make the Consulting Agreement null and void and of no further effect, except to those provisions, which are explicitly stated to survive therein.

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

Appointment of Chief Strategic Officer

On June 20, 2014, the board of directors of the Corporation appointed Mr. Ivan Gill as the Chief Strategic Officer of the Company ("CSO") until his successor is elected and qualified or until an earlier resignation or removal from office.

Also on June 20, 2014, the board of directors received and reviewed, and retroactively resolved for the Company to enter into, an executed Consulting Agreement dated May 27, 2014, in which AutoSystem, Limited ("AutoSystem") Mr. Gill, through AutoSystem, shall be a) paid a consulting fee of €2,500 per month (the "CSO Fee"); b) shall be entitled to expense reimbursement for necessary expenses incurred in connection with the performance of the CSO Agreement,; and c) in the event that Mr. Gill will need to reside outside of the United Kingdom, the Corporation shall reimburse Mr. Gill up to €500 as approved by management of the Corporation.  Pursuant to the CSO Agreement, the CSO Agreement will a) automatically terminate November 5, 2015; b) terminate upon entry by Mr. Gill and the Corporation into an employment relationship and agreement; or c) the Corporation or AutoSystem may terminate the CSO Agreement upon 30-days written notice.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1	Rule 1350 Certification of Principal Executive and Financial Officer
101	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
3D PIONEER SYSTEMS, INC.
(Registrant)

Dated: June 24, 2014	/s/ Alexandros Tsingos
Alexanddros Tsingos
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)