Form 10-QT
period 2020-12-31
3D PIONEER SYSTEMS, INC.
filed 2021-03-29
CIK 1556753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QT

[  ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2020 to December 31, 2020

GENERAL FORM FOR REGISTRATION OF SECURITIES

PURSUANT TO SECTION 12(b) OR 12(g) OF THE

SECURITIES EXCHANGE ACT OF 1934

3D PIONEER SYSTEMS, INC.

(Exact Name of the Registrant as Specified in its Charter)

Nevada	46-2276094
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Level 1, 220 Albert Road

South Melbourne, VIC 3205 Australia

(Address of Principal Executive Offices and Zip Code)

+61 408 002 099

(Registrant’s Telephone Number, Including Area Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller Reporting Company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ]

As of March 29, 2021, there were 451,473,181  shares issued and outstanding of the registrant’s common stock.

2

3D PIONEER SYSTEMS, INC.

UNAUDITED FINANCIAL Statements

For the TWO AND FIVE months ended December 31, 2020 and 2019

3

3D PIONEER SYSTEMS, INC.
Condensed Balance Sheets
(Unaudited)

	December 31, 2020	July 31, 2020

ASSETS
Current Assets
Cash held in trust	$176,400	$-
		-
Total Current Assets	176,400	-

TOTAL ASSETS	$176,400	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$3,506	$500
Due to related party	22,155	18,655
Total Current Liabilities	25,661	19,155
Total Liabilities	25,661	19,155

COMMITMENTS AND CONTNGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred stock, $0.001 par value; 1,000 shares authorized; and 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 599,999,000 shares authorized; 387,765,256 and 108,525,256 shares issued and outstanding as of December 31, 2020 and July 31, 2020, respectively	387,765	108,525
Additional paid-in capital	785,004	752,844
Accumulated deficit	(1,022,031)	(880,525)
Total Stockholders’ Equity (Deficit)	150,739	(19,155)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$176,400	$-

The accompanying notes are an integral part of these unaudited financial statements.

3D PIONEER SYSTEMS, INC.
Condensed Statements of Operations
(Unaudited)

	For the two months ended December 31, 2020	For the two months ended December 31, 2019	For the five months ended December 31, 2020	For the five months ended December 31, 2019

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	1,250	-	1,250	-
Consulting fees	1,250	-	136,250	-
Professional fees	200	200	4,006	8,960
Total Operating Expenses	2,700	200	141,506	8,960

Loss from operations	(2,700)	(200)	(141,506)	(8,960)

Net Loss	$(2,700)	$(200)	$(141,506)	$(8,960)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	378,182,305	108,525,256	350,055,191	108,525,256

The accompanying notes are an integral part of these unaudited financial statements.

3D PIONEER SYSTEMS, INC.
Condensed Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	For the two and five months ended December 31, 2019

Balance at July 31, 2019	108,525,256	$108,525	-	-	$748,885	$(860,110)	$(2,700)
Related party debt forgiven	-	-	-	-	3,420	-	3,420
Preferred Stock issued for settlement of debt	-	-	1,000	1	539	-	540
Net loss for the period ended October 31, 2019	-	-	-	-	-	(8,760)	(8,760)
Balance at October 31, 2019	108,525,256	$108,525	1,000	$1	$752,844	$(868,870)	$(7,500)
Net loss for the period ended December 31, 2019	-	-	-	-	-	(200)	(200)
Balance at December 31, 2019	108,525,256	$108,525	1,000	$1	$752,844	$(869,070)	$(7,700)

	For the two and five months ended December 31, 2020

Balance at July 31, 2020	108,525,256	$108,525	1,000	$1	$752,844	$(880,525)	$(19,155)
Common Stock issued for consulting services	250,000,000	250,000	-	-	(115,000)	-	135,000
Net loss for the period ended October 31, 2020	-	-	-	-	-	(138,806)	(138,806)
Balance at October 31, 2020	358,525,256	$358,525	1,000	$1	$637,844	$(1,019,331)	$(22,961)
Common Stock issued for cash	29,240,000	29,240	-	-	147,160	-	176,400
Net loss for the period ended December 31, 2020	-	-		-	-	(2,700)	(2,700)
Balance at December 31, 2020	387,765,256	$387,765	1,000	$1	$785,004	$(1,022,031)	$150,739

The accompanying notes are an integral part of these unaudited financial statements.

3D PIONEER SYSTEMS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the five months ended December 31, 2020	For the five months ended December 31, 2019

Cash Flow from Operating Activities
Net loss	$(141,506)	$(8,960)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	135,000	-
Expenses paid by related party	-	3,960

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,006	(2,300)
Net cash used in operating activities	(3,500)	(7,300)

Cash Flows from Financing Activities
Proceeds from related party loan	3,500	7,300
Proceeds from issuance of common stock	176,400	-
Net cash provided by financing activities	179,900	7,300

Net increase in cash and equivalents	176,400	-
Cash and equivalents at beginning of period	-	-
Cash and equivalents at end of period	$176,400	$-

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Preferred stock issued for settlement of related party debt	$-	$540
Related party debt forgiven	$-	$3,420

The accompanying notes are an integral part of these unaudited financial statements.

3D PIONEER SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

3D Pioneer Systems, Inc., a Nevada corporation (“DPSM”, the “Company, “we”, “us” or “our”) is a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

No potential merger candidate has been identified at this time.

Our History

Organization and Corporate History

The Company was incorporated in the state of Nevada on April 2, 2008, under the name Mobile Gaming International Corp. On October 13, 2014, the Company changed its name to 3D Pioneer Systems, Inc. The Company planned to develop and market mobile smart phone and tablet applications. Its first application was an electronic prescription application for the medical, dental and veterinarian fields called “Quickprescribe”. The Company never produced any revenues, and, in the summer of 2014, it terminated all business activity. On August 14, 2019 District Court of Nevada appointed a custodian for the Company. On August 16, 2019, the Company filed a certificate of revival with the state of Nevada.

Change in Control

On December 1, 2020, pursuant to a Securities Purchase Agreement dated October 30, 2020, ABRAR Investments Pty Ltd purchased 250,000,000 shares of the Company’s common stock and 1,000 shares of the Company’s Series A preferred stock (the “Purchased Shares”) from Barbara M. Bauman for $135,000. The Purchased Shares represented approximately 70% of the Company’s issued and outstanding shares of Common Stock. In connection with the closing of the transaction and in accordance with the Agreement, the Board appointed Mr. Agim Metalla to fill vacancy on the Company’s Board of Directors caused by the resignation of Ms. Bauman. In addition, Mr. Shilow Shaffier appointed CEO, President, CFO and secretary of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared using the accrual method of accounting. The Company’s fiscal year-end is July 31.

The accompanying unaudited condensed interim financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 740, “Income Taxes,” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.

Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-based Compensation

The Company follows FASB ASC Subtopic 718, “Stock Compensation,” for accounting for stock-based compensation. The guidance requires that share-based payment transactions with employees and non-employees for services rendered be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense as services are rendered or over their vesting periods.

Basic and Diluted Loss Per Share

Earnings per share (EPS) is calculated in accordance with the FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potentially-dilutive securities are excluded from income (loss) per share when they are anti-dilutive. The Company has no potentially-dilutive securities issued and outstanding during the periods presented.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Since the Company currently does not have a bank account, cash and cash equivalents are held in a trust account with its majority shareholder. At December 31, 2020 and July 31, 2020, cash totaled $176,400 and $0, respectively, and cash equivalents amounted to $0.

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, including travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2020. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Registration Statement on Form 10. These estimates may change, as new events occur and additional information is obtained.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company has not generated any revenues, and had an accumulated deficit at December 31, 2020 of $1,022,031. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Capital Stock Issued

During the five months ended December 31, 2019, the Company issued 1,000 shares of Series A Preferred Stock to Barbara McIntyre Bauman for repayment of the related party debt totaling $540 (see NOTE 6). The Series A Preferred Stock entitle the holder to 1,000,000 votes per share on all shareholder matters and have no conversion rights.

During the five months ended December 31, 2020, the Company issued 250,000,000 shares of common stock to Barbara McIntyre Bauman for consulting services totaling $135,000.

During October through December 2020, the Company sold 29,240,000 shares of common stock to 16 independent investors pursuant to a private placement; 23,200,000 shares at $0.005 and 6,040,000 shares at $0.01 for a total amount of $176,400.

Authorized Capital Stock

Common Stock

The Company is authorized to issue 599,999,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2020 and July 31, 2020, 387,765,256 and 108,525,256 shares were issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000 shares of Series A Preferred Stock with a par value of $0.001 per share. As of December 31, 2020 and July 31, 2020, 1,000 shares were issued and outstanding. The Series A Preferred Stock is not convertible into any other class or series of stock and shall not be entitled to receive any dividend except as may be declared by the Board of Directors. On all matters to come before the shareholders of the Company, the holder of Series A Preferred shall be entitled to 1,000,000 votes per share.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as of December 31, 2020.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Parties

During the five months ended December 31, 2019, Barbara McIntyre Bauman paid expenses on behalf of the Company totaling $3,960 to revive the Company’s operations. Also, during the five months ended December 31, 2019, the Company issued 1,000 shares of Series A Preferred Stock valued at $540 to Ms. Bauman for repayment of these amounts owed to her. The difference of $3,420 was forgiven by Ms. Bauman, and the Company recorded the resulting gain as additional paid-in capital.

During the five months ended December 31, 2020, the Company issued 250,000,000 shares of common stock to Barbara McIntyre Bauman for consulting services totaling $135,000.

During the five months ended December 31, 2020 and 2019, the Company received $3,500 and $7,300, respectively, in advances from related parties, resulting in related party payables of $22,155 and $18,655 at December 31, 2020 and July 31, 2020, respectively. The advances were non-interest bearing, uncollateralized and due on demand. This debt was forgiven subsequent to December 31, 2020 (see NOTE 7).

NOTE 7 – SUBSEQUENT EVENTS

During January 1, 2021 to March 17, 2021, the Company sold 63,707,925 shares of common stock to 17 independent investors pursuant to a private placement; 425,925 shares at $0.027; 1,482,000 shares at $0.01 and 61,800,000 shares at $0.0033 for a total amount of $232,320. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On January 28, 2021, Barbara M. Bauman, a related party, forgave the $22,155, owned to her by the Company.

The Company has evaluated any other events occurring from December 31, 2020 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QT contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

The Company has been inactive since the summer of 2014. The Company has not had any revenues from operations during the last six fiscal years nor any interim period in the current fiscal year for which financial statements are furnished in this Registration or amendments thereto. Therefore, the Company is not able to nor is it required to provide comparative period-to-period analysis of its operations pursuant to Item 303 of Regulation B.

Plan of Operations

We are currently investigating to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations and administering the Company’s business for the next 12 months are established to be as follows:

(i)	filing of Exchange Act reports, (approximately $25,000) and
(ii)	costs relating to consummating an acquisition (approximately $10,000) and
(iii)	General Administrative Expenses (approximately $20,000).

To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company’s future financing requirements. Mr. Shaffier, the Company’s President, and ABRAR Investment Pty Ltd (“ABRAR”) the principal shareholder of the Company, would favorably entertain funding, through loans, the corporate expenses for approximately 24 months. Any loans by them would be on an interest-free basis, documented by a promissory note and payable only upon consummation of a business combination transaction. Upon consummation of a business combination, we or the target may reimburse them for any such loans from funds furnished by the target. We have no written agreement with Mr. Shaffier or with ABRAR to advance any further funds for future operating expense, therefore there is no assurance that such funds from Mr. Shaffier or ABRAR will be forth coming, if required.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Since the Company does not have any assets or revenues, any capital required for future growth would have to be provided by the target company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Although our officers and/or or directors have had preliminary contacts or discussions with representative of other entities regarding a business combination with us, no verbal or written commitments have been entered into. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective shareholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Sources of Business Opportunities

The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company’s limited capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. The Company will most likely have to rely on outside sources, not otherwise associated with the Company that will accept their compensation only after the Company has finalized a successful acquisition or merger. The Company will rely upon the expertise and contacts of such persons, use notices in written publications and personal contacts to find merger and acquisition candidates, the exact number of such contacts are dependent upon the skill and industriousness of the participants and the conditions of the marketplace. To date the Company has not engaged nor entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management’s knowledge and experience, (limited solely to working history) See “Item 5. Directors, Executive Officers, Promoters and Control Persons”. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company’s limited capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate, will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking.

In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

Presently the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed, and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company’s current status of inactivity since 2014 and its concomitant lack of assets and relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution to the Company’s existing shareholder’s interests. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and the corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company’s shareholders as the case arises. Management may actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition. In such an event, existing shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction. The payment of any compensation to any director, officer or promoter would never be a condition to which a target company would have to agree to prior to completing a business compensation.

Management does not have any plans to borrow funds to compensate any persons, consultants, or promoters in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company’s securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be limited to persons exempt under the Commissions’ Regulation D or other rule, or provision for exemption, if any applies. However, no private sales are contemplated by the Company’s management at this time. If a private sale of the Company’s securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. The Company does not anticipate using Regulation S promulgated under the Securities Act of 1933 to raise any funds any time within the next year, subject only to its potential applicability after consummation of a merger or acquisition.

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder’s fee, although most likely an appropriate finder’s fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed upon at that time. A finder’s fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Current management has not in the past used any particular consultants, advisors or finders. Management has not actively undertaken a search for, or retention of, any finder’s fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder’s fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company’s shareholders. Management cannot predict any other terms of a finder’s fee arrangement at this time. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the representative in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of July 31, 2020 and December 31, 2020, we have no off-balance sheet arrangements.

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired, and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions and immediately expense acquisition-related costs and fees associated with business combinations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the financial statements.

Income Taxes

The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company’s effective tax rate approximates the Federal statutory rates.

Results of Operations

Comparison of the two months ended December 31, 2020 and 2019

Lack of Revenues

For the two months ended December 31, 2020 and 2019, the Company had no revenues.

Operating Expenses

During the two months ended December 31, 2020 and 2019, the Company incurred consulting expense of $1,250 and $0, respectively, professional fees of $200 and $200, respectively and general and administrative expenses of $1,250 and $0, respectively.

Net Loss

During the two months ended December 31, 2020 and 2019 the Company recognized net loss of $2,700 and $200, respectively.

Comparison of the five months ended December 31, 2020 and 2019

Lack of Revenues

For the five months ended December 31, 2020 and 2019, the Company had no revenues.

Operating Expenses

During the five months ended December 31, 2020 and 2019, the Company incurred consulting expense of $136,250 and $0, respectively, professional fees of $4,006 and $8,960, respectively, and general and administrative expenses of $1,250 and $0, respectively. The increase in consulting expense from 2019 to 2020 is the result of the issuance of stock to the Company’s officer/director for services rendered during 2020.

Net Loss

During the five months ended December 31, 2020 and 2019 the Company recognized net loss of $141,506 and $8,960, respectively, based on the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2020 and July 31, 2020, the Company had working capital of $150,739 and working capital deficit of $19,155, respectively. The deficit is attributable to loans due to a related party of $18,655 and accounts payable of $500 at July 31, 2020. As of December 31, 2020 and July 31, 2020, the Company had $176,400 and $0 assets, respectively.

As of December 31, 2020 and July 31, 2020, we had a cash and equivalents balance of $ 176,400 and $0, respectively. Due to the lack of revenue, the Company’s operations are primarily funded by the Company’s principal shareholder and proceeds received from the sale of common stock in private placements. The funds are being held in trust with ABRAR Investments Pty ltd, that is the major shareholder of the Company, as 3D Pioneer Systems, Inc. currently has no bank account. The intent is to establish a bank account in the USA. However, the US banks require that the Directors and Officers personally go to the bank to complete the identification process. COVID has made it impossible to do this process now. Australia has placed travel bans for citizens and residents to travel overseas. We expect that will be removed by June 2021, at which point we will proceed with opening a US bank account.

Cash Flows from Operating Activities

Net cash used in operating activities was $3,500 for the five months ended December 31, 2020 compared with net cash used in operating activities of $7,300 for the five months ended December 31, 2019. During the five months ended December 31, 2020, the net cash used in operating activities was attributed to net loss of $141,506, offset by common stock issued for service of $135,000 and an increase in accounts payable of $3,006. During the five months ended December 31, 2019, the net cash used in operating activities was attributed to net loss of $8,960, offset by $3,960 in expenses paid by a related party and a decrease in accounts payable of $2,300.

Cash Flows from Investing Activities

We neither generated nor used cash in investing activities during the five months ended December 31, 2020 or 2019.

Cash Flow from Financing Activities

We generated cash in financing activities during the five months ended December 31, 2020 and 2019 of $179,900 and $7,300, respectively, from issuance of common stock in the amount of $ 176,400 and $0 respectively, and loans from a related party in the amount of $3,500 and $7,300, respectively.

Non-Cash Investing and Financing Activities

During the five months ended December 31, 2019, we issued preferred stock valued at $540 for settlement of $3,960 in related party debt. The remaining debt balance of $3,420 was forgiven and recorded to additional paid in capital. We did not engage in any non-cash investing or financing activities during the five months ended December 31, 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have not generated any revenues, have incurred net losses of $141,506 and $8,960 for the five months ended December 31, 2020 and 2019, respectively, and have a working capital of $ 150,739 and a working capital deficit of $19,155 as of December 31, 2020 and July 31, 2020, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their Report of Independent Certified Public Accountants accompanying our audited financial statements appearing elsewhere herein which cites substantial doubt about our ability to continue as a going concern. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-QT was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2020 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor any of our officers, directors or holders of five percent or more of its common stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of its common stock have been threatened or is pending against us

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During October 30, 2020 to December 31, 2020, the Company sold 29,240,000 shares of common stock to 16 independent investors pursuant to a private placement; 23,200,000 shares at $0.005 and 6,040,000 shares at $0.01 for a total amount of $176,400. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

During January 4, 2021 to March 17, 2021, the Company sold 63,707,925 shares of common stock to 17 independent investors pursuant to a private placement; 425,925 shares at $0.027; 1,482,000 shares at $0.01 and 61,800,000 shares at $0.0033 for a total amount of $232,320. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

3.1*	Articles of Incorporation and Amendment thereto.

3.2*	Bylaws

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Previously filed

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

3D PIONEER SYSTEMS, INC.

Date: March 29, 2021	By:	/s/ Shilow Shaffier
Shilow Shaffier

