Form 10-Q
period 2021-03-31
3D PIONEER SYSTEMS, INC.
filed 2021-05-13
CIK 1556753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

As of May 11, 2021, there were 451,473,181 shares issued and outstanding of the registrant’s common stock.

2

3D PIONEER SYSTEMS, INC.

UNAUDITED FINANCIAL Statements

For the THREE AND EIGHT months ended MARCH 31, 2021 and 2020

3

3D PIONEER SYSTEMS, INC.
Condensed Balance Sheets
(Unaudited)

	March 31, 2021	July 31, 2020

ASSETS
Current assets
Cash held in trust	$376,311	$
Advances to third party	12,500
Total Current Assets	388,811		-

Noncurrent assets
Intangible assets, net of accumulated amortization $284 and $0 as of March 31, 2021 and July 31, 2020 respectively	172,216		-
Total Noncurrent Assets	172,216

TOTAL ASSETS	$561,027		$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$179,356		$500
Stock subscription payable	9,850
Due to related party	800		18,655
Total Current Liabilities	190,006		19,155

TOTAL LIABILITIES	190,006		19,155

COMMITMENTS AND CONTNGENCIES

Stockholders’ Equity (Deficit)
Series A Preferred stock, $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding	1		1
Common stock, $0.001 par value;599,999,000 shares authorized; 451,473,181 and 108,525,256 shares issued and outstanding as of March 31, 2021 and July 31, 2020, respectively	451,473		108,525
Additional paid-in capital	975,771		752,844
Accumulated deficit	(1,056,224)		(880,525)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	371,021		(19,155)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$561,027		$-

The accompanying notes are an integral part of these unaudited financial statements.

3D PIONEER SYSTEMS, INC.
Condensed Statements of Operations
(Unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020		For the eight months ended March 31, 2021	For the eight months ended March 31, 2020

Revenue	$-	$		$-	$

Operating expenses:
General and administrative expenses	2,197		-	3,447		-
Consulting fees	3,750		-	140,000		-
Amortization expense	284		-	284		-
Professional fees	27,962		5,323	31,968		14,283
Total Operating Expenses	34,193		5,323	175,699		14,283

Loss from operations	(34,193)		(5,323)	(175,699)		(14,283)

Net loss	$(34,193)		$(5,323)	$(175,699)		$(14,283)

Net loss per common share - basic and diluted	$(0.00)		$(0.00)	$(0.00)		$(0.00)
Weighted average number of common shares outstanding - basic and diluted	439,117,521		108,525,256	383,041,239		108,525,256

The accompanying notes are an integral part of these unaudited financial statements.

3D PIONEER SYSTEMS, INC.
Condensed Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
For the three and eight months ended March 31, 2020
Balance at July 31, 2019	108,525,256	$108,525	-	-	$748,885	$(860,110)	$(2,700)
Related party debt forgiven	-	-	-	-	3,420	-	3,420
Preferred Stock issued for settlement of debt	-	-	1,000	1	539	-	540
Net loss for the five months ended December 31, 2019	-	-	-	-	-	(8,960)	(8,960)
Balance at December 31, 2019	108,525,256	$108,525	1,000	$1	$752,844	$(869,070)	$(7,700)
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(5,323)	(5,323)
Balance at March 31, 2020	108,525,256	$108,525	1,000	$1	$752,844	$(874,393)	$(13,023)

For the three and eight months ended March 31, 2021
Balance at July 31, 2020	108,525,256	$108,525	1,000	$1	$752,844	$(880,525)	$(19,155)
Common Stock issued for consulting services	250,000,000	250,000	-	-	(115,000)	-	135,000
Common Stock issued for cash	29,240,000	29,240	-	-	147,160	-	176,400
Net loss for the five months ended December 31, 2020	-	-	-	-	-	(141,506)	(141,506)
Balance at December 31, 2020	387,765,256	$387,765	1,000	$1	$785,004	$(1,022,031)	$150,739
Common Stock issued for cash	63,707,925	63,708			168,612		232,320
Related party debt Forgiven					22,155		22,155
Net loss for the three months ended March 31, 2021	-	-		-	-	(34,193)	(34,193)
Balance at March 31, 2021	451,473,181	$451,473	1,000	$1	$975,771	$(1,056,224)	$371,021

The accompanying notes are an integral part of these unaudited financial statements.

3D PIONEER SYSTEMS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the eight months ended March 31, 2021	For the eight months ended March 31, 2020
Operating Activities:
Net loss	$(175,699)	$(14,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	284	-
Stock issued for services	135,000	-
Expenses paid by related party	-	3,960

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	6,356	(2,000)
Net cash used in operating activities	(34,059)	(12,323)

Investing Activities:
Payments of advance to third party	(12,500)	-
Net cash used in investing activities	(12,500)	-

Financing Activities:
Proceeds from related party loan	4,300	12,323
Proceeds from stock subscription payable	9,850	-
Proceeds from issuance of common stock	408,720	-
Net cash provided by financing activities	422,870	12,323

Net increase in cash and equivalents	376,311	-
Cash and equivalents at beginning of period	-	-
Cash and equivalents at end of period	$376,311	$-

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock issued for settlement of related party debt	$-	$540
Related party debt forgiven	$22,155	$3,420

The accompanying notes are an integral part of these unaudited financial statements.

3D PIONEER SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

3D Pioneer Systems, Inc., – DPSM is a publicly traded company incorporated in Nevada, USA since 2008. Early 2021 the company repositioned itself to become a digital asset and cybersecurity company.

DPSM`s purpose is “to protect digital assets of everyone.” DPSM offers various products and services to its target audience in one place to make it convenient and easy for its customers to deal with their digital assets and cybersecurity concerns.

The company is headquartered in Australia and aspires to become one stop digital asset and cybersecurity global company.

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

On March 2, 2021, our Board unanimously approved the Corporate Actions and the amendment to articles of incorporation (“Amendment”) which include the Reverse Stock Split that shall cause each 150 shares of Common Stock to be converted into one share of Common Stock. The Reverse Stock Split will reduce the number of outstanding shares, which will in turn reduce the Company’s administrative costs associated with such the prior number of shares and is expected to increase the per share price of our Common Stock. Our Board has determined that the Reverse Stock Split is in the best interests of the Company. The Company has received the approving consent of the holders of a majority of the voting power of the issued and outstanding capital stock of the Company entitled to vote on the Reverse Stock Split. Accordingly, no additional vote of the Company’s stockholders is required to approve the Reverse Stock Split.

The Reverse Stock Split will become effective upon the later of (i) the filing of the Amendment with the Secretary of State of the State of Nevada, (ii) approval of the Reverse Stock Split by FINRA, and (iii) the 20th calendar day after the date on which this Information Statement and the accompanying notice are mailed to our stockholders. The Reverse Stock Split will be treated as a tax-free recapitalization for federal income tax purposes. We expect the Effective Date of the Reverse Stock Split to be on or about May 11, 2021.

On December 1, 2020 the Board has approved that in the best interests of the Corporation, the total number of shares of stock that the Corporation shall have authority to issue is 750,000,000 shares of common stock, par value $0.001, and 20,000,000 shares of preferred stock, par value $0.001. The change in the authorized shares will be applied after FINRA approve the Reverse Stock Split.

In addition, the Board resolved on December 1, 2020 that as consideration for redemption of 1,000 shares of Series A Preferred Stock, the Corporation shall issue to the ABRAR Investments Pty Ltd., an Australian corporation (“Shareholder”), 1,000,000 shares of Common Stock, concurrently with and upon the Shareholder returning the Series A Preferred Stock to the Corporation. The Series A Preferred Stock will be returned to the Corporation and cancelled. Those shares will be issued after FINRA’s approval of the Reverse Stock Split.

Change in Control

On December 1, 2020, pursuant to a Securities Purchase Agreement dated October 30, 2020, ABRAR Investments Pty Ltd purchased 250,000,000 shares of the Company’s common stock and 1,000 shares of the Company’s Series A preferred stock (the “Purchased Shares”) from Barbara M. Bauman for $135,000. The Purchased Shares represented approximately 70% of the Company’s issued and outstanding shares of Common Stock. In connection with the closing of the transaction and in accordance with the Agreement, the Board appointed Mr. Agim Metalla to fill the vacancy on the Company’s Board of Directors caused by the resignation of Ms. Bauman. In addition, Mr. Patrick St-Pierre was appointed CEO, President, CFO and the secretary of the Company. On May 12, 2021. Mr. Shilow Shaffier resigned as Chief Executive Officer, President, Chief Financial Officer and the secretary of the Company and as a Board Member, effective immediately. On May 12, 2021, Mr. Patrick St-Pierre was appointed CEO, President and CFO of the Company and as a member of the Board of Directors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared using the accrual method of accounting. The Company’s fiscal year-end is changed from July 31 to June 30 from the filing of 10-QT for the two months ended December 31, 2020. This is to facilitate the future reporting with consolidated accounts of the company that is targeted to be acquired from DPSM. The most recent audit is done for the year ended July 31, 2020. On March 1, 2021 the Board of Directors of DPSM. (the “Company”) adopted a resolution to change the Company’s fiscal year end from July 31 to June 30 and an 8-K is filed with Securities and Exchange Commission on March 3, 2021.

The accompanying unaudited condensed interim financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended July 31, 2020 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

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

Intangible Asset

As per ASC 985-20, company determines the software (Intangible Asset) purchased as capital asset and it will be amortized with an expected life of 5 years.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Since the Company currently does not have a bank account, cash and cash equivalents are held in a trust account with its majority shareholder. At March 31, 2021 and July 31, 2020, cash totaled $376,311 and $0, respectively, and cash equivalents amounted to $0.

COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, including travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Registration Statement on Form 10. These estimates may change, as new events occur and additional information is obtained.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company has not generated any revenues, and had an accumulated deficit at March 31, 2021 of $1,056,224. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Capital Stock Issued

During the eight months ended March 31, 2020, the Company issued 1,000 shares of Series A Preferred Stock to Barbara McIntyre Bauman for repayment of the related party debt totaling $540 (see NOTE 6). The Series A Preferred Stock entitle the holder to 1,000,000 votes per share on all shareholder matters and have no conversion rights.

During the eight months ended March 31, 2021, the Company issued 250,000,000 shares of common stock to Barbara McIntyre Bauman for consulting services totaling $135,000.

During the period from October 2020 through March 2021, the Company sold and issued 92,947,925 shares of common stock to 32 independent investors pursuant to a private placement; 23,200,000 shares at $0.005; 7,522,000 shares at $0.01; 425,925 shares at $0.027 and 61,800,000 shares at $0.0033 for a total amount of $408,720. The Company also received $9,850 in stock subscriptions for 246,250 shares at $0.04 that have not yet been issued. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Authorized Capital Stock

Common Stock

The Company is authorized to issue 599,999,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2021 and July 31, 2020, 451,473,181 and 108,525,256 shares were issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000 shares of Series A Preferred Stock with a par value of $0.001 per share. As of March 31, 2021 and July 31, 2020, 1,000 shares were issued and outstanding. The Series A Preferred Stock is not convertible into any other class or series of stock and shall not be entitled to receive any dividend except as may be declared by the Board of Directors. On all matters to come before the shareholders of the Company, the holder of Series A Preferred shall be entitled to 1,000,000 votes per share and it will be applied after FINRA approves the Reverse Stock Split process.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has no known commitments or contingencies as of March 31, 2021 or July 31, 2020.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due to Related Parties

During the three months ended March 31, 2020, Barbara McIntyre Bauman, the former CEO and President of the Company, paid expenses on behalf of the Company totaling $3,960 to revive the Company’s operations. Also, during the eight months ended March 31, 2020, the Company issued 1,000 shares of Series A Preferred Stock valued at $540 to Ms. Bauman for repayment of these amounts owed to her. The difference of $3,420 was forgiven by Ms. Bauman, and the Company recorded the resulting gain as additional paid-in capital.

During the eight months ended March 31, 2021, the Company issued 250,000,000 shares of common stock to Barbara McIntyre Bauman for consulting services totaling $135,000.

During the eight months ended March 31, 2021 and 2020, the Company received $4,300 and $12,323, respectively, in advances from related parties, resulting in related party payables of $800 and $18,655 at March 31, 2021 and July 31, 2020, respectively. The advances were non-interest bearing, uncollateralized and due on demand. On January 28, 2021, Barbara M. Bauman, a related party, forgave the $22,155, owed to her by the Company.

NOTE 7 – INTANGIBLE ASSETS

The Company purchased on March 29, 2021 the-Learning Management System (DPSM Branded Sphere) and three cybersecurity modules in the amount of $172,500 from Rayont Technolgies Pty Ltd, a nonrelated party. The modules are:

●	Cybersecurity Kids Module
●	Cybersecurity Consumer Module
●	Cybersecurity Corporate and Government Module

DPSM will offers various products and services to its target audience in one place to make it convenient and easy for its customers to deal with their digital assets and cybersecurity concerns.

The intangible asset will be paid in the end of the May 2021 due to some more tests that the Company will do to be sure that everything is ok by mutual agreement between the Rayont Technologies Pty Ltd and the Company.

As of March 31, 2021 and July 31, 2020, intangible assets consisted of the following:

Components of intangible assets:

	March 31, 2021	July 31, 2020
Computer software, gross	$172,500	-
Less: Accumulated amortization	(284)	-
Intangible assets, net	$172,216	-

Estimated future amortization expense of intangible assets:

As on March 31, 2021
Estimated future amortization expense of intangible assets:
For the year ending June 30, 2021 - remaining	$8,601
For the year ending June 30, 2022	34,500
For the year ending June 30, 2023	34,500
For the year ending June 30, 2024	34,500
For the year ending June 30, 2025	34,500
Thereafter	25,615
Total	$172,216

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated any other events occurring from March 31, 2021 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

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

Plan of Operations

We are currently investigating to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time is to become a digital asset and cybersecurity company. DPSM`s purpose is “to protect digital assets of everyone.” The Company offers various products and services to its target audience in one place to make it convenient and easy for its customers to deal with their digital assets and cybersecurity concerns.

DPSM is headquartered in Australia and aspires to become one stop digital asset and cybersecurity global company.

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

To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company’s future financing requirements. Mr. St-Pierre, the Company’s President, and ABRAR Investment Pty Ltd (“ABRAR”) the principal shareholder of the Company, would favorably entertain funding, through loans, the corporate expenses for approximately 24 months. Any loans by them would be on an interest-free basis, documented by a promissory note and payable only upon consummation of a business combination transaction. Upon consummation of a business combination, we or the target may reimburse them for any such loans from funds furnished by the target. We have no written agreement with Mr. St-Pierre or with ABRAR to advance any further funds for future operating expense, therefore there is no assurance that such funds from Mr. St-Pierre or ABRAR will be forth coming, if required.

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

Although our officers and/or or directors have had preliminary contacts or discussions with representative of other entities regarding a business combination with us, no verbal or written commitments have been entered into. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of July 31, 2020 and March 31, 2021, we have no off-balance sheet arrangements.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Lack of Revenues

For the three months ended March 31, 2021 and 2020, the Company had no revenues.

Operating Expenses

During the three months ended March 31, 2021 and 2020, the Company incurred consulting expense of $3,750 and $0, respectively; professional fees of $27,962 and $5,323, respectively; general and administrative expenses of $2,197 and $0, respectively and amortization expense of $284 and $0, respectively.

The increase in operating expenses from 2020 to 2021 is primarily the result of changing the reporting structure of the Company. It changed from alternative reporting to the full reporting. This change increased all expenses in order to fulfill the statutory obligations.

Net Loss

During the three months ended March 31, 2021 and 2020 the Company recognized net loss of $34,193 and $5,323, respectively.

Comparison of the eight months ended March 31, 2021 and 2020

Lack of Revenues

For the eight months ended March 31, 2021 and 2020, the Company had no revenues.

Operating Expenses

During the eight months ended March 31, 2021 and 2020, the Company incurred consulting expense of $140,000 and $0, respectively; professional fees of $31,968 and $14,283, respectively; general and administrative expenses of $3,447 and $0, respectively and amortization expense of $284 and $0, respectively. The increase in consulting expense from 2020 to 2021 is primarily the result of the issuance of stock to the Company’s officer/director for $135,000 in services rendered during 2020.

Net Loss

During the eight months ended March 31, 2021 and 2020 the Company recognized net loss of $175,699 and $14,283, respectively, based on the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2021 and July 31, 2020, the Company had working capital of $198,805 and working capital deficit of $19,155, respectively. The deficit is attributable to loans due to a related party of $18,655 and accounts payable of $500 at July 31, 2020. As of March 31, 2021 and July 31, 2020, the Company had $388,811 and $0 in current assets, respectively.

As of March 31, 2021 and July 31, 2020, we had a cash and equivalents balance of $ 376,311 and $0, respectively. Due to the lack of revenue, the Company’s operations are primarily funded by the Company’s principal shareholder and proceeds received from the sale of common stock in private placements. The funds are being held in trust with ABRAR Investments Pty ltd, that is the major shareholder of the Company, as 3D Pioneer Systems, Inc. currently has no bank account. The intent is to establish a bank account in the USA. However, the US banks require that the Directors and Officers personally go to the bank to complete the identification process. COVID has made it impossible to do this process now. Australia has placed travel bans for citizens and residents to travel overseas. We expect that will be removed by June 2021, at which point we will proceed with opening a US bank account.

Cash Flows from Operating Activities

Net cash used in operating activities was $34,059 for the eight months ended March 31, 2021 compared with net cash used in operating activities of $12,323 for the eight months ended March 31, 2020. During the eight months ended March 31, 2021, the net cash used in operating activities was attributed to net loss of $175,699, offset by common stock issued for services of $135,000, an increase in accounts payable of $6,356 and amortization expense of $284. During the eight months ended March 31, 2020, the net cash used in operating activities was attributed to net loss of $14,283, offset by $3,960 in expenses paid by a related party, a decrease in accounts payable of $2,000.

Cash Flows from Investing Activities

Net cash used in investing activities was $12,500 for the eight months ended March 31, 2021 compared with net cash used in operating activities of $0 for the eight months ended March 31, 2020.

During the eight months ended March 31, 2021, the net cash used in investing activities was attributed to the payment advanced to third party of $12,500.

Cash Flow from Financing Activities

We generated cash in financing activities during the eight months ended March 31, 2021 and 2020 of $422,870 and $12,323, respectively, from issuance of common stock in the amount of $408,720 and $0 respectively, proceeds from stock subscription payable in the amount of $9,850 and$0, respectively, loans from a related party in the amount of $4,300 and $12,323, respectively.

Non-Cash Investing and Financing Activities

During the eight months ended March 31, 2020, we issued preferred stock valued at $540 for settlement of $3,960 in related party debt. The remaining debt balance of $3,420 was forgiven and recorded to additional paid in capital.

During the eight months ended March 31, 2021, the related party debt in the amount of $ 22,155 was forgiven and recorded to additional paid in capital.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have not generated any revenues, have incurred net losses of $175,699 and $14,283 for the eight months ended March 31, 2021 and 2020, respectively, and have a working capital of $198,805 and a working capital deficit of $19,155 as of March 31, 2021 and July 31, 2020, respectively, which raise substantially the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2021 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2021, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During January 4, 2021 to March 31, 2021, the Company sold 63,954,175 shares of common stock to 18 independent investors pursuant to a private placement; 61,800,000 shares at $0.0033; 1,482,000 shares at $0.01; 246,250 shares at $0.04; and 425,925 shares at $0.027 for a total amount of $242,170. The Company relied upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

246,250 shares that the Company sold on February 25,2021 with price at $0.04 per share for a total amount of $9,850 are not issued at March 31, 2021 due to the fact that FINRA is reviewing the application of the Reverse Stock Split. The shares will be issued after FINRA will approve this process.

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

3D PIONEER SYSTEMS, INC.

Date: May 13, 2021	By:	/s/ Patrick St-Pierre
Patrick St-Pierre
Chief Executive Officer/Chief Financial Officer

